Form 10-Q
period 1996-03-31
NEUREX CORP/DE
filed 1996-05-09
CIK 884065

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

- - --------------------------------------------------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

- - --------------------------------------------------------------------------------

                  For the quarterly period ended March 31, 1996

                         Commission File Number 0-19874

- - --------------------------------------------------------------------------------

                               Neurex Corporation

             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                   77-0128552
                                (I.R.S. Employer
                               Identification No.)

              3760 Haven Avenue, Menlo Park, California 94025-1012
                    (Address of principal executive offices)

                                 (415) 853-1500

              (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                               Title of each class
                          Common Stock, $ .01 par value

                    Name of each exchange on which registered
                          NASDAQ National Market System

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                 Yes   X   No _____

 The number of shares of Common Stock outstanding at April 15, 1996 was 18,300,211 shares.

                  This report on Form 10-Q contains 13 pages.

================================================================================

                               NEUREX CORPORATION

                                      INDEX


                                      Page
 Item             Part I. Financial Information         Number
                                                     -------------
                                                     -------------

  1.    Financial Statements (unaudited):

        a.       Consolidated Balance Sheets -            3
        March 31, 1996andSeptember 30, 1995

        b.   Consolidated Statements of Operations        4
        - Three and Six Months Ended March 31, 1996
        and 1995

        c.   Condensed Consolidated Statements of
        Cash Flows Six Months Ended March 31, 1996        5
        and 1995

        d.   Notes to Condensed Consolidated             6-7
        Financial Statements........................


  2.    Management's Discussion and Analysis of
        Financial Condition and Results of               8-10
        Operations


                 Part II. Other Information

  1.    Legal Proceedings...........................      11

  2.    Changes in Securities.......................      11

  3.    Defaults Upon Senior Securities.............      11

  4.    Submission of Matters to a Vote of Security       11
             Holders................................

  5.    Other Information...........................      12

  6.    Exhibits and Reports on Form 8-K............      12

        Signatures..................................      13

                         PART I - FINANCIAL INFORMATION

                          ITEM 1  FINANCIAL STATEMENTS

                               NEUREX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS
                                                 March 31,         September 30,
                                                 1996                      1995
- - ----------------------------------------------------                ------------
                                                   ------------    -----------
Current assets:
Cash and cash equivalents ......................   $  1,396,491    $  9,794,387
Short-term investments .........................     21,278,060       2,959,070
Receivable - Warner-Lambert ....................        494,654       2,510,377
Prepaid expenses and other .....................        228,576         273,265
                                                   ------------    ------------
                                                   ------------    ------------
Total current assets ...........................     23,397,781      15,537,099
Property and equipment, net ....................      1,668,909       1,660,865
Note receivable from officer ...................        115,416         110,493
Other assets, net ..............................        123,227         308,931
                                                   ------------    ------------
                                                   $ 25,305,333    $ 17,617,388
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ...............................   $    375,259    $    655,962
Accrued wages and benefits .....................        286,981         331,632
Accrued payables to related parties ............         51,520         361,410
Accrued clinical and preclinical testing .......        952,706         718,097
Product acquisition payable - related ..........           --           650,000
party
Other accrued liabilities ......................        463,470         570,478
Deferred revenue - Warner-Lambert ..............      1,882,893       2,400,000
Notes payable to stockholder ...................        288,513         288,513
Current portion of capital lease ...............        198,161         191,611
obligations
                                                   ------------    ------------
Total current liabilities ......................      4,499,503       6,167,703
Long-term capital lease obligations ............        465,501         566,960
Convertible note payable to Medtronic, Inc., ...           --         7,594,117
a stockholder
Prepaid milestone repayable to Medtronic, ......      1,518,510            --
Inc., a stockholder
Commitments
Stockholders' equity:
Convertible preferred stock, $ .01 par
value; authorized: 15,000,000 shares; ..........           --              --
none outstanding
Common stock, $ .01 par value;
authorized: 45,000,000 shares; issued
and outstanding 18,300,211 shares at ...........        183,002         134,042
March 31, 1996 and 13,404,147
shares at September 30, 1995
Additional paid-in capital .....................     81,426,275      59,782,154
Deferred compensation ..........................       (176,504)       (288,101)
Unrealized loss on investments .................        (20,249)        (30,225)
Accumulated deficit ............................    (62,590,705)    (56,309,262)
                                                   ------------    ------------
Total stockholders' equity .....................     18,821,819       3,288,608
                                                   ------------    ------------
                                                   ============    ============
                                                   $ 25,305,333    $ 17,617,388
                                                   ============    ============

                             See accompanying notes

                               NEUREX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)




                           Three Months Ended    Six Months Ended
                                March 31, ........  March 31,
              ----   ----
                              1996      1995      1996      1995
Revenues From Collaborative
Agreements And Grants:
Related Parties: .......... 360,420   319,833   503,420   388,033
Other ......................  5,000    15,506    20,000    20,848

                            365,420   335,339   523,420   408,881

Costs and expenses:

Research and
development....           3,140,157      3,050,280     5,920,695       5,449,377

General and
administrative..            726,831        516,843     1,321,934       1,057,425
                           --------        -------     ---------       ---------
Total costs
 and expenses.            3,866,988      3,567,123     7,242,629       6,506,802
                    -------------  ----------------------------  ---------------
                    -------------  ----------------------------  ---------------


Loss from operations....(3,501,568)    (3,231,784)   (6,719,209)     (6,097,921)

Interest income........... 313,214         49,221       621,497         132,216

Interest expense...........(67,441)        (9,226)     (183,731)        (13,774)
                                     -------------  ----------------------------
                    -------------  ----------------------------  ---------------

Net loss..............$ (3,255,795)  $ (3,191,789) $ (6,281,443)   $ (5,979,479)
                    =============  ============================  ===============

Net loss per share....$      (0.18) $       (0.26)$       (0.35)  $       (0.49)
                                   ==============                ===============
                    =============  ============================  ===============

Shares used in net
loss per
share computation.......18,216,862     12,312,526    17,819,914      12,307,054


                             See accompanying notes.

                               NEUREX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                   (unaudited)




                                Six Months Ended
                                    March 31,
                                                                                                                  -----------
                                               1996           1995
                                             ------------    -----------
Cash flows used for operating activities:
Net loss ................................    $ (6,281,443)   $(5,979,479)
Adjustments to reconcile net loss
to net cash used for operating activities:

Depreciation and amortization ................    267,763        189,412
Noncash expenses from stock, debt and
warrant issuances                                 139,597         68,212
Conversion of interest on debt convertible
 into common stock ................................41,206           --

Changes in assets and liabilities:
Receivables .....................................2,010,800       (356,600)
Prepaid expenses .................................. 44,689        321,538
Other long-term assets .............................. --           (4,512)
Accounts payable .................................(280,703)      (276,635)
Accrued and other liabilities ....................(651,177)        72,636
         Deferred revenue ........................(517,107)       (20,950)
                                                 ------------    -----------
                                                 ------------    -----------
Net cash used for operating activities ..........5,226,375)    (5,986,378)
Cash flows from investing activities:
   Purchase of property and equipment ............(233,089)      (472,229)
   Purchase of short-term investments ..........(51,073,880)    (1,995,000)
   Maturity of short-term investments ..........  1,971,926           --
   Sales of short-term investments ............. 30,792,940      7,090,931
                                                ------------    -----------
Net cash provided by (used for)
investing activities ..                         (18,542,103)     4,623,702
Cash flows from financing activities:
Sales of common stock ...........................15,465,491         12,366
Payments of capital lease obligations ...........  (94,909)        (54,022)
Proceeds from capital lease obligations ..........     --          664,395
                                                 ------------    -----------
                                                 ------------    -----------
Net cash provided by financing activities .......15,370,582        622,739
                                                 ------------    -----------
                                                 ------------    -----------
Net decrease in cash and cash equivalents .......(8,397,896)      (739,937)
Cash and cash equivalents
at beginning of period .                          9,794,387      1,538,916
                                                 ------------    -----------
                                                 ============    ===========
Cash and cash equivalents at end of period ....$  1,396,491    $   798,982
                                                 ============    ===========

Supplemental disclosures of noncash financing activities:
Conversion of debt to common stock ........... $  6,649,370    $      --
                                                 ============    ===========
                                                 ============    ===========
Supplemental disclosures of cash flow information:
Cash paid for interest ........................$     40,000    $     6,000
                                                 ============    ===========

                             See accompanying notes.

                               NEUREX CORPORATION

                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.       Summary of significant accounting policies

         Organization

         Neurex was incorporated in Delaware on October 15, 1986 to develop products for the treatment of diseases based upon advances in neuroscience technology and other therapeutic areas with unmet medical needs.

         Principles of consolidation

         The consolidated financial statements include the accounts of Neurex and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

         Interim financial statements

         The balance sheet at September 30, 1995 has been derived from audited financial statements at that date. The information at March 31, 1996, and for the three and six month periods ended March 31, 1996 and 1995 is unaudited, but in the Company's opinion, the accompanying condensed interim financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

         Securities held-to-maturity and available-for-sale

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.

         Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income and expense. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

         Net loss per share

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive

2.       Investments

         The Company has classified as available-for-sale its entire investment portfolio, which consists primarily of U.S. Treasury Notes and other U.S. government securities of $15,278,497 and corporate debt securities of $5,999,563 at March 31, 1996. At March 31, 1996, securities had contractual maturities of less than one year. The gross realized losses on sales of available-for-sale securities were insignificant in the six months ended March 31, 1996 and 1995.

3.       Stockholders' Equity

         On October 16, 1995, the Company completed the sale of 3,000,000 shares of common stock at $4.50 per share in a directed public offering. The offering triggered the conversion of $6,500,000 of the convertible note payable to Medtronic, Inc., plus related interest of $190,576 through October 16, 1995, into common stock at a conversion price of $4.625 per share and the transfer of approximately $320,000 of the unamortized discount on the note to additional paid-in capital on the note conversion. The remaining $1,500,000 of the note converted into a prepaid milestone fee, which, if not earned by April 30, 1998, will be repaid with interest. Further on the note conversion, Neurex issued to Medtronic, Inc. a warrant to purchase 500,000 shares of common stock at $5.40 per share, exercisable through October 16, 2001. The offering triggered the obligation of Warner-Lambert to purchase $3,000,000 of additional equity in the Company. The first purchase of $1,500,000 was made on November 13, 1995 for 333,334 shares. The second purchase of $1,500,000 was made on March 29, 1996 for 75,263 shares.

         On February 6, 1996, the stockholders approved an increase in the number of shares which may be granted under the 1988 Employee and Consultant Stock Option Plan to 3,311,111 from 2,561,111.

4.       Subsequent Event

         On April 9, 1996, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register up to 3,450,000 shares of common stock to be issued to the public.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since commencement of operations in October 1986, Neurex has devoted substantially all of its resources to its research and development programs. The Company has been unprofitable since inception and expects to incur significant and increasing losses over at least the next several years. As of March 31, 1996, the Company's cumulative net loss was $62,591,000. The Company's principal sources of working capital have been public and private equity financings, convertible notes payable, proceeds from a collaborative research agreement with Ono Pharmaceutical Co., Ltd. ("Ono"), milestone and expense reimbursement payments from a collaborative research and development agreement with Warner-Lambert, license fees from Grnenthal, interest income, lease financings, and research grants. The Company has not generated any product revenues.

         The Company's business is subject to significant risks, including but not limited to the success of its research and development and fund raising efforts, uncertainties associated with obtaining and enforcing patents important to the Company's business and with the lengthy and expensive regulatory process, and possible competition from other products. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, fail to receive the necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market or be precluded from commercialization by the proprietary rights of third parties. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse impact on the Company's financial condition, results of operations, and cash flows.

Results of Operations

Three Months Ended March 31, 1996 and 1995

         Revenues were $365,000 and $335,000 for the three months ended March 31, 1996 and 1995, respectively. Revenues in both periods consisted primarily of expense reimbursements from a related party.

     Research and Development expenses increased by $90,000 or 2.9% to $3,140,000 for the three months ended March 31, 1996 compared to $3,050,000 in the earlier period. The increase was due primarily to increased clinical study expenses related to the Company's Phase II clinical studies of SNX-111 for the prevention of brain damage following closed head trauma and CABG surgery, clinical studies of SNX-111 for the prevention of pain in cancer and AIDS patients and Phase III clinical studies for CORLOPAMAE(R), partially offset by sharply lower expenditures for clinical supplies/materials. The Company expects research and development expenses to increase significantly over the next several years.

         General and administrative expenses increased $210,000 or 40.6% to $727,000 for the three months ended March 31, 1996 compared to $517,000 in the earlier period primarily due to higher patent, investor relations, safety program and employment related expenses. The Company expects general and administrative expenses to increase over the next several years.

         Interest income increased to $313,000 for the three months ended March 31, 1996 compared to $49,000 in the earlier period. The increase was due to the increase in cash available for investments as the result of the successful completion of the directed public offering on October 16, 1995.

         Interest expense increased to $67,000 for the three months ended March 31, 1996 compared to $9,000 in the earlier period primarily due to higher levels of capitalized leases and interest expense related to the prepaid milestone repayable with interest to Medtronic.

Six Months Ended March 31, 1996 and 1995

         Revenues were $523,000 and $409,000 for the six months ended March 31 1996 and 1995, respectively. Revenues in both periods consisted primarily of expense reimbursement from a related party.

     Research and Development expenses increased by $471,000 or 8.6% to $5,921,000 for the six months ended March 31, 1996 compared to $5,449,000 in the earlier period. The increase was due primarily to increased clinical study expenses related to the Company's Phase III clinical studies for CORLOPAMAE(R), Program of SNX-111 for the prevention of pain in cancer and AIDS patients, and higher employment related expenses. The Company expects research and development expenses to increase significantly over the next several years.

         General and administrative expenses increased $265,000 or 25.0% to $1,322,000 for the six months ended March 31, 1996 compared to $1,057,000 in the earlier period. The increase was due primarily to higher depreciation, business development and insurance expenses. The Company expects general and administrative expenses to increase over the next several years.

         Interest income increased to $621,000 for the six months ended March 31, 1996 compared to $132,000 in the earlier period. The increase was due to the increase in cash available for investments as the result of the successful completion of the directed public offering on October 16, 1995.

         Interest expense increased substantially to $184,000 for the six months ended March 31, 1996 compared to $14,000 in the earlier period due to the convertible note payable to Medtronic.

Liquidity and Capital Resources

         For the three months ended March 31, 1996, cash expenditures for operating activities and additions to capital equipment were $5,459,464. The Company anticipates that these expenditures will increase significantly in future periods.

         On October 16, 1995, the Company completed the sale of 3,000,000 shares of common stock at $4.50 per share in a directed public offering. The offering triggered the conversion of $6,500,000 of the convertible note payable to Medtronic, Inc., a stockholder, plus related interest of $190,576 through October 16, 1995, into common stock at a conversion price of $4.625 per share and the transfer of approximately $320,000 of the unamortized discount on the note to additional paid-in capital on the note conversion. The remaining $1,500,000 of the Medtronic Note converted into a prepaid milestone fee, which, if not earned by April 30, 1998, will be repaid with interest. Further on the note conversion, Neurex issued to Medtronic, Inc. a warrant to purchase 500,000 shares of common stock at $5.40 per share, exercisable through October 16, 2001. The offering triggered the obligation of Warner-Lambert to purchase $3,000,000 of additional equity in the Company. The first purchase of $1,500,000 was made on November 13, 1995 for 333,334 shares. The second purchase of $1,500,000 was made on March 29, 1996 for 75,263 shares.

         On April 9, 1996, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission to register up to 3,450,000 shares of common stock to be issued to the public. On April 30, 1996, the Securities and Exchange Commission declared the registration statement effective and the 3,000,000 shares were priced at $22.75 per share.

         The Company had available cash, cash equivalents and short-term investments of $22,675,000 at March 31, 1996. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return and, wherever possible, seeks to minimize the potential effects of concentration and degrees of risk.

         The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of research and development, including clinical studies and increased administrative activities over at least the next several years. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its current and planned operations at least through mid 1997. However, the Company's requirements may change depending on numerous factors, including, but not limited to, the progress of the Company's research and development programs, the results of clinical studies, the number and nature of the indications the Company pursues in clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products and the status of competitive products. In addition, expenditures will be dependent on the establishment of collaborative relationships with other companies, the availability of financing and other factors. The Company will need to raise substantial additional funds in the future, and there can be no assurance that such funds will be available on favorable terms, if at all. The Company plans to continue to fund its short and long-term operations using a combination of public and private equity and debt offerings, and payments from the licensing, sublicensing and/or sales of its intellectual property rights. If such funds are not obtained, the Company may need to delay or curtail its research and development activities to a significant extent.

                           PART II - OTHER INFORMATION

                               NEUREX CORPORATION


1.       LEGAL PROCEEDINGS

                  None.

2.       CHANGES IN SECURITIES

                  None.

3.       DEFAULTS UPON SENIOR SECURITIES

                  None.

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of stockholders of Neurex was held on February 6, 1996.

         (b) The election of the following Directors nominated by the Company for terms expiring at the 1997 annual meeting:

              Paul Goddard, Roberto Crea, Thomas L. Barton, David L. Anderson, John F. Chappell, John W. Glynn, and Howard E. Greene, Jr.

              All directors were elected at this meeting. No other directors continued their term after the meeting, other than those elected at the meeting.

         (c)  At the annual meeting, stockholders approved the following:

              (i)
                                            Votes For ..          Votes Withheld
Paul Goddard ...............................13,796,714 ............405,989
Roberto Crea ...............................13,796,714 ............405,989
Thomas L. Barton ...........................13,796,714 ............405,989
David L. Anderson ..........................13,796,714 ............405,989
John F. Chappell ...........................13,796,714 ............405,989
John W. Glynn ..............................13,796,714 ............405,989
Howard E. Greene, Jr .......................13,791,485 ............411,218

              Shares represented at the meeting:  14,202,703

              (ii) The ratification of the appointment of Ernst and Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1996. There were 14,195,375 votes in favor, 630 votes against, and 6,698 abstentions out of the 14,202,703 shares represented at the meeting.

              (iii) An  increase  in the  number of shares  which may be granted under the Company's 1988 Employee and Consultant Stock Option Plan of the company to 3,311,111 from 2,561,111. There were 12,646,879 votes in favor, 1,202,930 votes against, 21,933 abstentions and 330,961 broker non-votes out of the 14,202,703 shares represented at the meeting.

              (iv) The approval of an amendment to the Company's 1988 Employee and Consultant Stock Option Plan to provide for formula-based grants to non-employee directors of the Company. There were 13,699,887 votes in favor, 201,031 votes against, 30,824 abstentions and 270,961 broker non-votes out of 14,202,703 shares represented at the meeting.

5.       OTHER INFORMATION

                  None.

6.       EXHIBITS AND REPORTS ON FORM 8-K


                  None.

                               NEUREX CORPORATION

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 9, 1996                         Neurex Corporation
         ----------------------------




By:      Paul Goddard
         --------------------------------------------
         --------------------------------------------
         Paul Goddard, Ph.D.
         Chairman and Chief Executive Officer


By:      Bradford M. Wait
         --------------------------------------------
         --------------------------------------------
         Bradford M. Wait
         Vice President, Finance and Administration,
         Chief Financial Officer