Form 10-Q/A
period 1996-03-31
NEUREX CORP/DE
filed 1996-07-11
CIK 884065

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

- --------------------------------------------------------------------------------

                   AMENDMENT NO. 1 TO FORM 10-Q ON FORM 10-Q/A

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               NEUREX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS
                                                 March 31,         September 30,
                                                 1996                      1995
- ----------------------------------------------------                ------------
                                                   ------------    -----------
Current assets:
Cash and cash equivalents ......................   $  1,396,491    $  9,794,387
Short-term investments .........................     21,278,060       2,959,070
Receivable - Warner-Lambert ....................        494,654       2,510,377
Prepaid expenses and other .....................        228,576         273,265
                                                   ------------    ------------
                                                   ------------    ------------
Total current assets ...........................     23,397,781      15,537,099
Property and equipment, net ....................      1,668,909       1,660,865
Note receivable from officer ...................        115,416         110,493
Other assets, net ..............................        123,227         308,931
                                                   ------------    ------------
                                                   $ 25,305,333    $ 17,617,388
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ...............................   $    375,259    $    655,962
Accrued wages and benefits .....................        286,981         331,632
Accrued payables to related parties ............         51,520         361,410
Accrued clinical and preclinical testing .......        952,706         718,097
Product acquisition payable - related ..........           --           650,000
party
Other accrued liabilities ......................        463,470         570,478
Deferred revenue - Warner-Lambert ..............      1,882,893       2,400,000
Notes payable to stockholder ...................        288,513         288,513
Current portion of capital lease ...............        198,161         191,611
obligations
                                                   ------------    ------------
Total current liabilities ......................      4,499,503       6,167,703
Long-term capital lease obligations ............        465,501         566,960
Convertible note payable to Medtronic, Inc., ...           --         7,594,117
a stockholder
Prepaid milestone repayable to Medtronic, ......      1,518,510            --
Inc., a stockholder
Commitments
Stockholders' equity:
Convertible preferred stock, $ .01 par
value; authorized: 15,000,000 shares; ..........           --              --
none outstanding
Common stock, $ .01 par value;
authorized: 45,000,000 shares; issued
and outstanding 18,300,211 shares at ...........        183,002         134,042
March 31, 1996 and 13,404,147
shares at September 30, 1995
Additional paid-in capital .....................     81,426,275      59,782,154
Deferred compensation ..........................       (176,504)       (288,101)
Unrealized loss on investments .................        (20,249)        (30,225)
Accumulated deficit ............................    (62,590,705)    (56,309,262)
                                                   ------------    ------------
Total stockholders' equity .....................     18,821,819       3,288,608
                                                   ------------    ------------
                                                   ============    ============
                                                   $ 25,305,333    $ 17,617,388
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

         Research and Development expenses increased by $90,000 or 2.9% to $3,140,000 for the three months ended March 31, 1996 compared to $3,050,000 in the earlier period. The increase was due primarily to increased clinical study expenses related to the Company's Phase II clinical studies of SNX-111 for the prevention of brain damage following closed head trauma and CABG surgery, clinical studies of SNX-111 for the prevention of pain in cancer and AIDS patients and Phase III clinical studies for CORLOPAMAE, partially offset by sharply lower expenditures for clinical supplies/materials. The Company expects research and development expenses to increase significantly over the next several years.

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

         Research and Development expenses increased by 471,000 or 8.6 % to 5,921,000 for the six months ended March 31, 1996 compared to $5,449,000 in the earlier period. The increase was due primarily to increased clinical study expenses related to the Company's Phase III clinical studies for CORLOPAMAE, clinical studies of SNX-111 for the prevention of pain in cancer and AIDS patients, and higher employment related expenses. The Company expects research and development expenses to increase significantly over the next several years.

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

          Exhibit No.

             27          Financial Data Schedule

                               NEUREX CORPORATION

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    July 11, 1996                         Neurex Corporation
         ----------------------------




By:
         /s/ Paul Goddard
         --------------------------------------------
         Paul Goddard, Ph.D.
         Chairman and Chief Executive Officer


By:
         /s/ Bradford M. Wait
         --------------------------------------------
         Bradford M. Wait
         Vice President, Finance and Administration,
         Chief Financial Officer