Form 10-Q
period 1996-06-30
NEUREX CORP/DE
filed 1996-08-09
CIK 884065

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

- --------------------------------------------------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

- --------------------------------------------------------------------------------

                  For the quarterly period ended June 30, 1996

                         Commission File Number 0-19874

- --------------------------------------------------------------------------------

                               Neurex Corporation

             (Exact name of registrant as specified in its charter)

          DELAWARE                                            77-0128552
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

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

   Title of each class                 Name of each exchange on which registered
Common Stock, $ .01 par value          NASDAQ National Market System

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No _____

         The number of shares of Common Stock outstanding at July 15, 1996 was 21,952,984 shares.

This report on Form 10-Q contains 14 pages.

===============================================================================

                               NEUREX CORPORATION

                                      INDEX


                                                                       Page
 Item            Part I. Financial Information                        Number
                                                                 ---------------
                                                                 ---------------

1. Financial Statements (unaudited):

        a.   Consolidated Balance Sheets - June 30, 1996
             and September 30, 1995......................               3

        b.   Consolidated Statements of Operations -
             Three and Nine Months Ended June 30, 1996 and 1995..       4

        c.   Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended June 30, 1996 and 1995............       5

        d.   Notes to Condensed Consolidated Financial Statements..     6-7


  2.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................      8-10


                           Part II. Other Information

  1.    Legal Proceedings.........................................       12

  2.    Changes in Securities.....................................       12

  3.    Defaults Upon Senior Securities...........................       12

  4.    Submission of Matters to a Vote of Security Holders.......       12

  5.    Other Information.........................................       12

  6.    Exhibits and Reports on Form 8-K..........................       12

        Signatures................................................       13

                         PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                               NEUREX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                                                     June 30,   September 30,
                                                                                       1996          1995
                                                                                  -----------   -----------
                                                                                  -----------   -----------
Current assets:
   Cash and cash equivalents ...............................................   $  52,370,000    $   9,794,387
   Short-term investments ..................................................      40,466,700        2,959,070
   Receivable - related party ..............................................         244,654        2,510,377
   Prepaid expenses and other ..............................................         342,769          273,265
                                                                               -------------    -------------
                                                                               -------------    -------------
     Total current assets ..................................................      93,424,123       15,537,099
Property and equipment, net ................................................       1,706,720        1,660,865
Note receivable from officer ...............................................         117,959          110,493
Other assets, net ..........................................................         117,800          308,931
                                                                               -------------    -------------
                                                                               $  95,366,602    $  17,617,388
                                                                               =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................   $     223,736    $     655,962
   Accrued wages and benefits ..............................................         407,372          331,632
   Accrued payables to related parties .....................................          85,427          361,410
   Accrued clinical and preclinical testing ................................       1,539,065          718,097
   Product acquisition payable - related party .............................            --            650,000
   Other accrued liabilities ...............................................         721,867          570,478
   Deferred revenue - related parties ......................................       1,271,154        2,400,000
   Notes payable to stockholder ............................................            --            288,513
   Current portion of capital lease obligations ............................         204,971          191,611
                                                                               -------------    -------------
     Total current liabilities .............................................       4,453,592        6,167,703
Long-term capital lease obligations ........................................         413,026          566,960
Convertible note payable to Medtronic, Inc., a stockholder .................            --          7,594,117
Prepaid milestone repayable to Medtronic, Inc., a stockholder ..............       1,568,789             --
Commitments
Stockholders' equity:
   Convertible preferred stock, $ .01 par value; authorized: ...............      15,000,000
   shares; none outstanding ................................................            --               --
   Common stock, $ .01 par value; authorized:  45,000,000 shares; issued and outstanding  21,952,984 shares at June 30, 1996 and 13,404,147 shares at
   September 30, 1995 ......................................................         219,530          134,042
   Additional paid-in capital ..............................................     155,388,841       59,782,154
   Deferred compensation ...................................................        (133,619)        (288,101)
   Unrealized loss on investments ..........................................         (25,118)         (30,225)
   Accumulated deficit .....................................................     (66,518,439)     (56,309,262)
                                                                               -------------    -------------
Total stockholders' equity .................................................      88,931,195        3,288,608
                                                                               -------------    -------------
                                                                               =============    =============
                                                                               $  95,366,602    $  17,617,388
                                                                               =============    =============

                             See accompanying notes ........................

                               NEUREX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)




                                          Three Months Ended                  Nine Months Ended
                                               June 30,                           June 30,
                                   ----------------------------------  ----------------------------------
                                          1996             1995           1996             1995
                                   ----------------  ----------------  ----------------  ----------------

Revenues from collaborative agreements
and grants:
   Related parties ..............   $    732,085    $    521,171    $  1,235,505    $    909,204
   Other ........................            702       1,705,253          20,702       1,726,101
                                    ------------    ------------    ------------    ------------
                                         732,787       2,226,424       1,256,207       2,635,305

Costs and expenses:

   Research and development .....      4,770,141       2,801,482      10,690,836       8,250,859

   General and administrative ...        697,675         450,677       2,019,609       1,508,102
                                    ------------    ------------    ------------    ------------

     Total costs and expenses ...      5,467,816       3,252,159      12,710,445       9,758,961
                                    ------------    ------------    ------------    ------------
                                    ------------    ------------    ------------    ------------

Loss from operations ............     (4,735,029)     (1,025,735)    (11,454,238)     (7,123,656)

Interest income .................        869,234          17,302       1,490,731         149,518

Interest expense ................        (61,939)        (18,263)       (245,670)        (32,037)
                                                    ------------    ------------    ------------
                                    ------------    ------------    ------------    ------------

Net loss ........................   $ (3,927,734)   $ (1,026,696)   $(10,209,177)   $ (7,006,175)
                                    ============    ============    ============    ============

Net loss per share ..............   $      (0.19)   $      (0.08)   $      (0.55)   $      (0.57)
                                                                    ============    ============
                                    ============    ============    ============    ============

Shares used in net loss per share
   computation ..................     20,460,152      12,316,219      18,699,993      12,310,109

                             See accompanying notes.

                               NEUREX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                   (unaudited)




                                                                                Nine Months Ended
                                                                                     June 30,
                                                                      --------------------------------------
                                                                            1996                1995
                                                                     ------------------ -------------------
Cash flows used for operating activities:

   Net loss ......................................................   $ (10,209,177)   $  (7,006,175)
     Adjustments to reconcile net loss to net cash used
     for operating activities:
         Depreciation and amortization ...........................         393,624          311,458
         Noncash expenses from stock, debt and warrant issuances .         271,154          176,082
         Conversion of interest on debt convertible into common
         stock ...................................................          41,206             --
     Changes in assets and liabilities:
         Receivables .............................................       2,270,446          (82,051)
         Prepaid expenses ........................................         (81,693)         328,170
         Other long-term assets ..................................            --             (6,843)
         Accounts payable ........................................        (432,226)        (250,013)
         Accrued and other liabilities ...........................         271,484          299,660
         Deferred revenue ........................................      (1,128,846)        (520,950)
                                                                     -------------    -------------
                                                                     -------------    -------------
         Net cash used for operating activities ..................      (8,604,028)      (6,750,661)
Cash flows from investing activities:
   Purchase of property and equipment ............................        (391,334)        (585,759)
   Purchases of short-term investments ...........................    (158,519,742)      (5,044,836)
   Maturities of short-term investments ..........................      75,228,337          998,836
   Sales of short-term investments ...............................      45,788,882       11,158,187
   Payment of notes payable to stockholder .......................        (288,513)            --
                                                                     -------------    -------------
         Net cash provided by (used for) investing activities ....     (38,182,370)       6,527,428
Cash flows from financing activities:
   Sales of common stock .........................................      89,502,585           12,366
   Payments of capital lease obligations .........................        (140,574)         (97,827)
   Proceeds from capital lease obligations .......................            --            664,395
                                                                     -------------    -------------
                                                                     -------------    -------------
         Net cash provided by financing activities ...............      89,362,011          578,934
                                                                     -------------    -------------
                                                                     -------------    -------------
Net increase in cash and cash equivalents ........................      42,575,613          355,701
Cash and cash equivalents at beginning of period .................       9,794,387        1,538,916
                                                                     -------------    -------------
                                                                     =============    =============
Cash and cash equivalents at end of period .......................   $  52,370,000    $   1,894,620
                                                                     =============    =============

Supplemental disclosures of noncash financing activities:
   Conversion of debt to common stock ............................   $   6,649,370    $        --
                                                                     =============    =============
                                                                     =============    =============
Supplemental disclosures of cash flow information:
   Cash paid for interest ........................................   $      60,000    $      32,000
                                                                     =============    =============

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

         INTERIM FINANCIAL STATEMENTs

         The balance sheet at September 30, 1995 has been derived from audited financial statements at that date. The information at June 30, 1996, and for the three and nine month periods ended June 30, 1996 and 1995 is unaudited, but in the Company's opinion, the accompanying condensed interim financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

         SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.

         Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income and expense. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

         NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive

2.       AVAILABLE-FOR-SALE SECURITIES

         The Company has classified as available-for-sale its entire investment portfolio, which consists primarily of U.S. Treasury Notes and other U.S.
government securities of $25,467,275 and corporate debt securities of $67,227,355 at June 30, 1996. At June 30, 1996, securities had contractual maturities of one year or less. The gross realized losses on sales of available-for-sale securities were insignificant in the nine months ended June 30, 1996 and 1995.

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

         On May 6, 1996, the Company completed the sale of 3,000,000 shares of common stock at $22.75 per share in a public offering. On May 16, 1996, the underwriters exercised their right to purchase an additional 450,000 shares of common stock at the public offering price.

         On February 6, 1996, the stockholders approved an increase in the number of shares which may be granted under the 1988 Employee and Consultant Stock Option Plan to 3,311,111 from 2,561,111.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since commencement of operations in October 1986, Neurex has devoted substantially all of its resources to its research and development programs. The Company has been unprofitable since inception and expects to incur significant and increasing losses over at least the next several years. As of June 30, 1996, the Company's cumulative net loss was $66,518,000. The Company's principal sources of working capital have been public and private equity financings, convertible notes payable, proceeds from a collaborative research agreement with Ono Pharmaceutical Co., Ltd. ("Ono"), milestone and expense reimbursement payments from a collaborative research and development agreement with Warner-Lambert, license fees from Grunenthal, interest income, lease financings, and research grants. The Company has not generated any product revenues.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and 1995

         Revenues were $733,000 and $2,226,000 for the three months ended June 30, 1996 and 1995, respectively. Revenues from related parties were $732,000 and $521,000 for the respective periods and consisted primarily of the recognition of prepaid milestone in the prior year period and collaborative research and development funding in the current year period. Other revenue consisted primarily of a prepaid royalty from Grunenthal received in June, 1995. An additional Grunenthal payment was received on July 1, 1996 and will be reflected as revenue in the quarter ended September 30, 1996.

         Research and Development expenses increased by $1,969,000 or 70.3% to $4,770,000 for the three months ended June 30, 1996 compared to $2,801,000 in the earlier period. The increase was due primarily to increased clinical study expenses related to the Company's Phase III clinical studies for CORLOPAM(R), Phase III clinical studies of SNX-111 for the prevention of pain in cancer and AIDS patients and Phase II clinical studies of SNX-111 for the prevention of brain damage following closed head trauma and CABG surgery, toegether with higher expenditures for clinical supplies/materials. The Company expects research and development expenses to increase significantly over the next several years.

         General and administrative expenses increased $247,000 or 54.8% to $698,000 for the three months ended June 30, 1996 compared to $451,000 in the earlier period primarily due to higher legal and patent expenses, computer maintenance and upgrade expenses and employment related expenses. The Company expects general and administrative expenses to increase over the next several years.

         Interest income increased to $869,000 for the three months ended June 30, 1996 compared to $17,000 in the earlier period. The increase was due to the increase in cash available for investments as the result of the successful completion of public offerings in October 1995 and May 1996.

         Interest expense increased to $62,000 for the three months ended June 30, 1996 compared to $18,000 in the earlier period primarily due to interest expense related to the prepaid milestone repayable with interest to Medtronic.

Nine Months Ended June 30, 1996 and 1995

         Revenues were $1,256,000 and $2,635,000 for the nine months ended June 30, 1996 and 1995, respectively. Revenues from related parties were $1,236,000 and $909,000 for the respective periods and consisted primarily of the recognition of prepaid milestones in the prior year period and collaborative research and development funding in the current year period. Other revenue consisted primarily of a prepaid royalty from Grunenthal received in June, 1995. An additional Grunenthal payment was received on July 1, 1996 and will be reflected as revenue in the quarter ended September 30, 1996.

         Research and Development expenses increased by $2,440,000 or 29.6% to $10,691,000 for the nine months ended June 30, 1996 compared to $8,251,000 in the earlier period. The increase was due primarily to increased clinical study expenses related to the Company's Phase III programs for CORLOPAM(R), Phase III clinical studies of SNX-111 for the prevention of pain in cancer and AIDS patients, Phase II clinical studies of SNX-111 for the prevention of brain damage following closed head trauma and coronary artery bypass graft (CABG) surgery and higher employment related expenses. The Company expects research and development expenses to increase significantly over the next several years.

         General and administrative expenses increased $512,000 or 33.9% to $2,020,000 for the nine months ended June 30, 1996 compared to $1,508,000 in the earlier period primarily due to higher legal and patent and business development expenses, computer maintenance and upgrade expenses and employment related expenses. The Company expects general and administrative expenses to increase over the next several years.

         Interest income increased to $1,491,000 for the nine months ended June 30, 1996 compared to $150,000 in the earlier period. The increase was due to the increase in cash available for investments as the result of the successful completion of the public offerings in October 1995 and May 1996.

         Interest expense increased to $246,000 for the nine months ended June 30, 1996 compared to $32,000 in the earlier period due primarily to the convertible note payable to Medtronic which was converted to equity in October 1995 and the interest expense related to the prepaid milestone repayable with interest to Medtronic.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended June 30, 1996, cash expenditures for operating activities and additions to capital equipment were $8,995,362. The Company anticipates that these expenditures will increase significantly in future periods.

         In May 1996, the Company completed the sale of 3,450,000 shares of common stock at $22.75 per share which raised approximately $74,000,000, net of commissions.

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

         The Company had available cash, cash equivalents and short-term investments of $92,837,000 at June 30, 1996. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return and, wherever possible, seeks to minimize the potential effects of concentration and degrees of risk.

         The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of research and development, including clinical studies and increased administrative activities over at least the next several years. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its current and planned operations at least through mid 1998. However, the Company's requirements may change depending on numerous factors, including, but not limited to, the progress of the Company's research and development programs, the results of clinical studies, the number and nature of the indications the Company pursues in clinical studies, the timing of regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products and the status of competitive products. In addition, expenditures will be dependent on the establishment of collaborative relationships with other companies, the availability of financing and other factors. The Company will need to raise substantial additional funds in the future, and there can be no assurance that such funds will be available on favorable terms, if at all. The Company plans to continue to fund its short and long-term operations using a combination of public and private equity and debt offerings, and payments from the licensing, sublicensing and/or sales of its intellectual property rights. If such funds are not obtained, the Company may need to delay or curtail its research and development activities to a significant extent.

                           PART II - OTHER INFORMATION

                               NEUREX CORPORATION


1.       LEGAL PROCEEDINGS

                  None.

2.       CHANGES IN SECURITIES

                  None.

3.       DEFAULTS UPON SENIOR SECURITIES

                  None.

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

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



Date:    August 9, 1996                      Neurex Corporation
         ----------------------------




By: /s/ Paul Goddard                      By:  /s/ John Ames
- -----------------------------             -------------------------------------
- -----------------------------             -------------------------------------
Paul Goddard, Ph.D.                       John Ames
Chairman and Chief Executive Officer      Vice President, Finance and Chief
                                          Financial Officer