Form 10-Q
period 1995-12-31
NEUREX CORP/DE
filed 1996-08-23
CIK 884065

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------

                                    FORM 10-Q
(Mark One)

      [] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                                       or

      [ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from October 1, 1995 to December 31, 1995


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

           Securities registered pursuant to Section 12(b)of the Act:

Title of each class                   Name of each exchange on which registered
Common Stock, $ .01 par value                 NASDAQ National Market System

           Securities  registered  pursuant to Section 12(g)of the Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No _____

         The number of shares of Common Stock outstanding at August 15, 1996 was 21,952,984 shares.

                  This report on Form 10-Q contains 12 pages.

================================================================================

                               NEUREX CORPORATION

                                      INDEX


                                                                          Page
 Item                 Part I. Financial Information                      Number
                                                                   -------------
                                                                   -------------

1. Financial Statements (unaudited):

   a. Consolidtated Balance Sheets-December 31 1995 and
      September 30, 1995......................................................3

   b. Consolidated Statements of Operations-Three Months Ended
      December 31, 1995 and 1994..............................................4

   c. Condensed Consolidated Statements of Cash Flows-Three Months Ended
      December 31, 1995 and 1994..............................................5

   d. Notes to Condensed Consolidated Financial Statements..................6-7

2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations................................................8-9

Part II. Other Information

1. Legal Proceedings.........................................................10

2. Changes in Securities.....................................................10

3. Defaults Upon Senior Securities...........................................10

4. Submission of Matters to a Vote of Security Holders.......................10

5. Other Information.........................................................10

6. Exhibits and Reports on Form 8-K..........................................10

   Signatures................................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS
                               NEUREX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                     ASSETS
                                                                                                       December 31,   September 30,
                                                                                                          1995             1995
                                                                                                      ------------     ------------
                                                                                                      ------------     ------------
Current assets:
Cash and cash equivalents .....................................................................       $  2,655,116     $  9,794,387
   Short-term investments ........................................................................      22,055,837        2,959,070
   Receivable - Warner-Lambert ...................................................................         494,654        2,510,377
   Prepaid expenses and other ....................................................................         222,654          273,265
                                                                                                      ------------     ------------
                                                                                                      ------------     ------------
     Total current assets ........................................................................      25,428,261       15,537,099
Property and equipment, net ......................................................................       1,629,010        1,660,865
Note receivable from officer .....................................................................         112,928          110,493
Other assets, net ................................................................................         142,050          308,931
                                                                                                      ------------     ------------
                                                                                                      $ 27,312,249     $ 17,617,388
                                                                                                      ============     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................................................................    $    346,491     $    655,962
   Accrued wages and benefits ....................................................................         160,475          331,632
   Accrued payables to related parties ...........................................................          85,891          361,410
   Accrued clinical and preclinical testing ......................................................         951,942          718,097
   Product acquisition payable - related party ...................................................            --            650,000
   Other accrued liabilities .....................................................................         522,559          570,478
   Deferred revenue - Warner-Lambert .............................................................       2,242,000        2,400,000
   Note payable to stockholder ...................................................................         288,513          288,513
   Current portion of capital lease obligations ..................................................         194,879          191,611
                                                                                                      ------------     ------------
     Total current liabilities ...................................................................       4,792,750        6,167,703
Long-term capital lease obligations ..............................................................         516,800          566,960
Convertible note payable to Medtronic, Inc., a stockholder .......................................            --          7,594,117
Prepaid milestone repayable to Medtronic, Inc., a stockholder ....................................       1,468,228            --
Commitments
Stockholders' equity:
   Convertible preferred stock, $ .01 par value; authorized: 15,000,000 shares;
   none outstanding ......................................................................                   --               --
   Common stock, $ .01 par value; authorized:  45,000,000 shares; issued and outstanding:  18,209,097 shares at December 31, 1995 and 13,404,147
   shares at September 30, 1995 ..................................................................         182,091          134,042
   Additional paid-in capital ....................................................................      79,909,713       59,782,154
   Deferred compensation .........................................................................        (219,739)        (288,101)
   Unrealized losses on investments ..............................................................          (2,684)         (30,225)
   Accumulated deficit ...........................................................................     (59,334,910)     (56,309,262)
                                                                                                      ------------     ------------
Total stockholders' equity .......................................................................      20,534,471        3,288,608
                                                                                                      ------------     ------------
                                                                                                      ============     ============
                                                                                                      $ 27,312,249     $ 17,617,388
                                                                                                      ============     ============

                            See accompanying notes.

                               NEUREX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)





                                                                                                             Three Months Ended
                                                                                                                December 31,
                                                                                                               ------------
                                                                                                              1995            1994
                                                                                                       ------------    ------------

Revenues from  collaborative  agreements  and  grants  (including $158,000 and
   $68,200 from a related party in 1995 and 1994,
   respectively) ...................................................................................   $    158,000    $     73,542
Costs and expenses:
   Research and development ........................................................................      2,780,538       2,399,097
   General and administrative ......................................................................        595,103         540,582
                                                                                                       ------------    ------------
     Total costs and expenses ......................................................................      3,375,641       2,939,679
                                                                                                       ------------    ------------
                                                                                                       ------------    ------------
Loss from operations ...............................................................................     (3,217,641)     (2,866,137)
Interest income ....................................................................................        308,283          82,995
Interest expense ...................................................................................       (116,290)         (4,548)
                                                                                                       ------------    ------------
                                                                                                       ------------    ------------
Net loss ...........................................................................................   $ (3,025,648)   $ (2,787,690)
                                                                                                       ============    ============
Net loss per share .................................................................................   $      (0.17)   $      (0.23)
                                                                                                       ============    ============
Shares used in net loss per share computation ......................................................     17,422,965      12,301,581


                             See accompanying notes.


                               NEUREX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                   (unaudited)



                                                                                                          Three Months Ended
                                                                                                             December 31,
                                                                                                            ------------
                                                                                                          1995            1994

Cash flows used for operating activities:
   Net loss .....................................................................................   $ (3,025,648)   $ (2,787,690)
   Adjustments to reconcile net loss to net cash used
   for operating activities:
     Depreciation and amortization ..............................................................        135,994          81,500
     Noncash expenses from stock, debt and warrant issuances ....................................         86,362          43,450
     Conversion of interest on debt convertible into common
     stock ......................................................................................         41,206            --
     Changes in assets and liabilities:
         Receivables ............................................................................      2,009,433         (36,773)
         Prepaid expenses .......................................................................         54,466         (63,886)
         Other long-term assets .................................................................           --            (2,231)
         Accounts payable .......................................................................       (309,471)       (171,956)
         Accrued and other liabilities ..........................................................       (725,269)        (14,058)
         Deferred revenue .......................................................................       (158,000)        (20,950)
                                                                                                    ------------    ------------
                                                                                                    ------------    ------------
         Net cash used for operating activities .................................................     (1,890,927)     (2,972,594)
Cash flows from investing activities:
   Purchases of property and equipment ..........................................................        (80,244)       (394,566)
   Purchases of short-term investments ..........................................................    (46,583,054)     (1,045,000)
   Maturity of short-term investments ...........................................................      1,971,916            --
   Sales of short-term investments ..............................................................     25,541,912       2,626,094
                                                                                                    ------------    ------------
         Net cash provided by (used for) investing activities ...................................    (19,149,470)      1,186,528
Cash flows from financing activities:
   Sales of common stock ........................................................................     13,948,018           6,117
   Payments of capital lease obligations ........................................................        (46,892)        (24,241)
   Proceeds from sale and leasebacks ............................................................           --           343,524
                                                                                                    ------------    ------------
                                                                                                    ------------    ------------
         Net cash provided by financing activities ..............................................     13,901,126         325,400
                                                                                                    ------------    ------------
                                                                                                    ------------    ------------
Net decrease in cash and cash equivalents .......................................................     (7,139,271)     (1,460,666)
Cash and cash equivalents at beginning of period ................................................      9,794,387       1,538,919
                                                                                                    ------------    ------------
                                                                                                    ============    ============
Cash and cash equivalents at end of period ......................................................   $  2,655,116    $     78,253
                                                                                                    ============    ============

Supplemental disclosures of noncash financing activities:
   Conversion of debt to common stock ...........................................................   $  6,649,370    $       --
                                                                                                    ============    ============
                                                                                                    ============    ============
Supplemental disclosures of cash flow information:
   Cash paid for interest .......................................................................   $     20,000    $      5,000
                                                                                                    ============    ============

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

         CHANGE IN YEAR END

         In July 1996, the Company changed its fiscal year end from September 30 to December 31, effective with the year ending December 31, 1996.

        PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Neurex and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

         INTERIM FINANCIAL STATEMENTS

         The balance sheet at September 30, 1995 has been derived from audited financial statements at that date. The information at December 31, 1995, and for the three month periods ended December 31, 1995 and 1994 is unaudited, but in the Company's opinion, the accompanying condensed interim financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

         SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.

         Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

         NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

2.       INVESTMENTS

         The Company has classified as available-for-sale its entire investment portfolio, which consists primarily of U.S. Treasury Notes and other U.S.
government   securities  of  $11,328,000   and  corporate  debt   securities  of
$11,264,000 at December 31, 1995. At December 31, 1995, securities had contractual maturities of less than one year. The gross realized losses on sales of available-for-sale securities were insignificant in the three months ended December 31, 1995 and 1994.

3.       STOCKHOLDERS' EQUITY

         On October 16, 1995, the Company completed the sale of 3,000,000 shares of common stock at $4.50 per share in a directed public offering. The offering triggered the conversion of $6,500,000 of the convertible note payable to Medtronic, Inc., plus related interest of $190,576 through October 16, 1995, into common stock at a conversion price of $4.625 per share and the transfer of approximately $320,000 of the unamortized discount on the note to additional paid-in capital on the note conversion. The remaining $1,500,000 of the note converted into a prepaid milestone fee, which, if not earned, will be repaid with interest. Further on the note conversion, Neurex issued to Medtronic, Inc. a warrant to purchase 500,000 shares of common stock at $5.40 per share, exercisable through October 16, 2001. The offering triggered the obligation of Warner-Lambert to purchase $3,000,000 of additional equity in the Company. The first purchase of $1,500,000 was made on November 13, 1995 for 333,334 shares. The second purchase of $1,500,000 will be made by March 30, 1996 at a market average price.
See Subsequent Events (Note 4).

4.       SUBSEQUENT EVENTS

         On February 6, 1996, the stockholders approved an increase in the number of shares which may be granted under the 1988 Employee and Consultant Stock Option Plan to 3,311,111 from 2,561,111.

         On March 29, 1996, Warner-Lambert purchased 75,263 shares of common stock at a price of $19.93 per share under an investment agreement with the Company.

         On May 6, 1996, the Company completed the sale of 3,000,000 shares of common stock at $22.75 per share in a public offering. On May 16, 1996, the underwriters exercised their right to purchase an additional 450,000 shares of common stock at the public offering price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION IN THIS SECTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS TREND ANALYSIS AND OTHER FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS FORM 10-Q.

OVERVIEW

         Since commencement of operations in October 1986, Neurex has devoted substantially all of its resources to its research and development programs. The Company has been unprofitable since inception and expects to incur significant and increasing losses over at least the next several years. As of December 31, 1995, the Company's cumulative net loss was $59,335,000. The Company's principal sources of working capital have been public and private equity financings, convertible notes payable, proceeds from a collaborative research agreement with Ono Pharmaceutical Co., Ltd. ("Ono"), milestone, equity and other payments from investment and collaborative research and development agreement with Warner-Lambert and Medtronic, license fees from Grnenthal, interest income, lease financings, and research grants. The Company has not generated any product sales.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1995 and 1994

         Revenues were $158,000 and $74,000 for the three months ended December 31, 1995 and 1994, respectively. Revenues in both periods consisted primarily of expense reimbursement from a related party.

         Research and Development expenses increased by $381,000 or 15.9 % to $2,781,000 for the three months ended December 31, 1995 compared to $2,399,000 in the earlier period. The increase was due primarily to increased clinical study expenses related to the Company's Phase III clinical studies for CORLOPAMAE. The Company expects research and development expenses to increase significantly over the next several years.

         General and administrative expenses increased $55,000 or 10.1% to $595,000 for the three months ended December 31, 1995 compared to $541,000 in the earlier period primarily due to higher employment related expenses. The Company expects general and administrative expenses to increase over the next several years.

         Interest income increased to $308,000 for the three months ended December 31, 1995 compared to $83,000 in the earlier period. The increase was due to the increase in cash available for investments as the result of the successful completion of the directed public offering on October 16, 1995.

         Interest expense increased substantially to $116,000 for the three months ended December 31, 1995 compared to $5,000 in the earlier period primarily due to the convertible note payable to Medtronic which was issued in August 1995.

         As of September 30, 1995, the Company had federal net operating loss carryforwards of approximately $33,000,000. The net operating loss carryforwards will expire at various dates beginning in 2001 through 2010, if not utilized.

         Utilization of the net operating losses may be subject to a substantial annual limitation due to the change in ownership in provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended December 31, 1995, cash expenditures for operating activities and additions to capital equipment were $1,971,000. The Company anticipates that these expenditures will increase significantly in future periods.

         The Company had available cash, cash equivalents and short-term investments of $24,711,000 at December 31, 1995 compared to $12,753,457 at September 30, 1995. This increase is primarily the result of the sale of 3,000,000 shares of common stock at $4.50 per share in a directed pubic offering on October 16, 1995. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return and, wherever possible, seeks to minimize the potential effects of concentration and degrees of risk.

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

                  None.


3.       DEFAULTS UPON SENIOR SECURITIES

                  None.


4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.


5.       OTHER INFORMATION

                  None.


6.       EXHIBITS AND REPORTS ON FORM 8-K

                  a)       Exhibits

                           Exhibit 27 - Financial Data Schedule

                  b)       Reports on Form 8-K

     On July 26, 1996 the Company filed with the Commission a a current report on Form 8-K for the purpose of reporting: (1) the retirement of its Chief Financial Officer and Vice-President of Finance, Bradford M. Wait and the appointment of John M. Ames as the Company's new Chief Financial Officer and Vice-President of Finance; (2) the election of Robert Luther as a new member of the Company's Board of Directors; (3) the adoption of a form Indemnification Agreement and a Systematic Stock Sales Program; and (4) the Company's determination to change its fiscal year end from September 30 to December 31 effective with the year ending December 31, 1996.

                               NEUREX CORPORATION

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 23, 1996                     Neurex Corporation
         ----------------------------



By:/s/Paul Goddard, Ph.D.
   ======================
   Paul Goddard, Ph.D.
   Chairman and Chief Executive Officer


By:/s/John M. Ames
   ======================
   John M. Ames
   Vice President, Finance and Chief Financial Officer