Form 10-Q
period 1996-09-30
NEUREX CORP/DE
filed 1996-11-14
CIK 884065

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

--------------------------------------------------------------------------------

                For the quarterly period ended September 30, 1996

                         Commission File Number 0-19874

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

         The number of shares of Common Stock outstanding at October 15, 1996 was 22,028,264 shares.

This report on Form 10-Q contains 13 pages.

===============================================================================

===============================================================================





                               NEUREX CORPORATION

                                      INDEX


                                                                            Page
Item Part I.                     Financial Information Number
                                                                         -------
                                                                         -------
1.    Financial Statements (unaudited):

      a.   Consolidated Balance Sheets - September 30, 1996 and
           December 31, 1995..................                                 3

      b.   Consolidated Statements of Operations - Three and Nine Months Ended
           September 30, 1996 and 1995........                                 4

      c.   Condensed Consolidated Statements of Cash Flows - Nine Months Ended
           September 30, 1996 and 1995...................................      5
      d.   Notes to Condensed Consolidated Financial Statements.........     6-7

2.    Management's Discussion and Analysis of Financial Condition and
      Results of Operations................................... ............ 8-10


                           Part II. Other Information

1.    Legal Proceedings.................................. .............       11

  2.    Changes in Securities......................... ................       11

  3.    Defaults Upon Senior Securities................................       11
  4.    Submission of Matters to a Vote of Security Holders.............      11

  5.    Other Information...............................................      11

  6.    Exhibits and Reports on Form 8-K...............................       11

        Signatures................................... .................       12

                         PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                               NEUREX CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                                                 September 30,         December 31,
                                                                                      1996                  1995
                                                                                -----------------   -----------------
                                                                               -----------------   -----------------
Current assets:
   Cash and cash equivalents...............................................     $    33,461,274     $      2,655,116
   Short-term investments..................................................          54,503,653          22,055,837
   Receivables.............................................................              59,895              16,044
   Receivable - related party .............................................                  --             494,654
   Prepaid expenses and other..............................................             320,797             206,610
                                                                                -----------------   -----------------
                                                                                -----------------   -----------------
   Total current assets..................................................            88,345,619          25,428,261
   Property and equipment, net................................................        1,771,800           1,629,010
   Notes receivable from officers.............................................          293,475             112,928
   Long-term investments......................................................        3,024,595                --
   Other assets, net..........................................................          123,371             142,050
                                                                                -----------------   -----------------
                                                                                $    93,558,860     $    27,312,249
                                                                                =================   =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................................     $       880,322     $       346,491
   Accrued wages and benefits..............................................             493,985             160,475
   Accrued payables to related parties.....................................             146,558              85,891
   Accrued clinical and preclinical testing................................           1,673,134             951,942
   Other accrued liabilities...............................................             613,073             522,559
   Deferred revenue - related parties .....................................           1,523,346           2,242,000
   Notes payable to stockholder............................................                  --             288,513
   Current portion of capital lease obligations............................             232,748             194,879
                                                                                -----------------   -----------------
   Total current liabilities.............................................             5,563,166           4,792,750
   Long-term capital lease obligations........................................          334,039             516,800
   Prepaid milestone repayable to Medtronic, Inc., a stockholder .............        1,619,067           1,468,228
Stockholders' equity:
   Convertible preferred stock, $ .01 par value; authorized:  15,000,000
   shares; none outstanding...................................................            --                  --
   Common stock, $ .01 par value; authorized:  45,000,000 shares; issued and outstanding: 22,028,264 shares at September 30, 1996 and 18,209,097
      shares at December 31, 1995 ........................................,             220,283             182,091
   Additional paid-in capital..............................................         155,577,116          79,909,713
   Deferred compensation...................................................             (91,808)           (219,739)
   Unrealized gain (loss) on investments ..................................               9,881              (2,684)
   Accumulated deficit.....................................................         (69,672,884)        (59,334,910)
                                                                                -----------------   -----------------
   Total stockholders' equity..............................................          86,042,588          20,534,471
                                                                                -----------------   -----------------
                                                                                =================   =================
                                                                                $    93,558,860     $    27,312,249
                                                                                =================   =================

                             See accompanying notes.

                               NEUREX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30, .                 September 30,
                                                                           ------------                    ------------
                                                                           1996            1995            1996            1995
                                                                   ------------    ------------    ------------    ------------
    Revenues from collaborative agreements and grants:
       Related parties .........................................   $     39,474                       1,131,978    $    841,004
       Other ...................................................   $  1,639,928   $      26,307       1,645,630       1,747,065
                                                                   ------------    ------------    ------------    ------------
                                                                      1,679,402          26,307       2,777,608       2,588,069
    Costs and expenses:
       Research and development ................................      4,949,199       2,355,716      12,892,396       8,207,478

       General and administrative ..............................      1,163,751         570,958       2,588,258       1,538,478
                                                                   ------------    ------------    ------------    ------------

       Total costs and expenses ..............................        6,112,950       2,926,674      15,480,654       9,745,956
                                                                   ------------    ------------    ------------    ------------
                                                                   ------------    ------------    ------------    ------------

       Loss from operations .......................................  (4,433,548)    (2,900,367)    (12,703,046)     (7,157,887)

       Interest income ............................................    1,335,497       141,877        2,517,945         208,400

       Interest expense ...........................................     (56,395)      (224,273)       (152,873)       (251,762)
                                                                                   ------------    ------------    ------------
                                                                   ------------    ------------    ------------    ------------

       Net loss ................................................... $(3,154,446)   $(2,982,763)   $(10,337,974)   $ (7,201,249)
                                                                   ============    ============    ============    ============

       Net loss per share .........................................       (0.14)         (0.23)          (O.51)          (0.57)
                                                                   ============    ============    ============     ============


    Shares used in net loss per share
       computation .............................................      22,012,558     13,065,326     20,229,857       12,564,690

                             See accompanying notes.

                               NEUREX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                   (unaudited)



                                                                                Nine Months Ended
                                                                                   September 30,
                                                                      --------------------------------------
                                                                            1996                1995
                                                                      ------------------ -------------------

Cash flows used for operating activities:
   Net loss.......................................................    $    (10,337,974)  $     (7,201,249)
     Adjustments to reconcile net loss to net cash used
     for operating activities:
         Depreciation and amortization............................             306,859            253,377
         Noncash expenses from stock, debt and warrant issuance's              260,120            288,709
     Changes in assets and liabilities:
         Note receivables from officers...........................            (180,547)            (9,225)
         Receivables..............................................             (43,851)            98,600
         Receivables - Related Party..............................             494,654         (2,510,377)
         Prepaid expenses and other...............................            (155,185)           228,108
         Accounts payable.........................................             533,831           (187,030)
         Accrued and other liabilities............................           1,205,882            208,729
         Deferred revenue.........................................            (718,654)         1,920,950
                                                                      ------------------ -------------------
                                                                      ------------------ -------------------
         Net cash used for operating activities...................          (8,593,865)        (6,909,407)
Cash flows from investing activities:
   Purchase of property and equipment.............................            (433,335)          (253,244)
   Purchases of short-term investments............................        (165,644,237)          (918,027)
   Maturities of short-term investments ..........................          79,758,421          2,699,826
   Sales of short-term investments................................          50,425,970          3,493,999
   Payment of notes payable to stockholder .......................            (288,513)                --
                                                                      ------------------ -------------------
   Net cash provided by (used for) investing activities.....              (36,181,694)          5,022,554
Cash flows from financing activities:
   Sales of common stock..........................................          75,724,244          3,541,894
   Payments of capital lease obligations..........................            (144,892)          (119,023)
   Proceeds from capital lease obligations .......................                  --            320,871
   Proceeds from the issuance of convertible debt.................                  --          8,000,000
   Other assets ..................................................               2,365           (140,755)
                                                                      ------------------ -------------------
                                                                      ------------------ -------------------
   Net cash provided by financing activities................                75,581,717         11,602,987
                                                                      ------------------ -------------------
                                                                      ------------------ -------------------
   Net increase in cash and cash equivalents ........................       30,806,158          9,716,134
   Cash and cash equivalents at beginning of period..................        2,655,116             78,253
                                                                      ------------------ -------------------
                                                                      ================== ===================
Cash and cash equivalents at end of period........................    $     33,461,274   $      9,794,387
                                                                      ================== ===================
Supplemental disclosures of noncash financing activities:
   Conversion of debt to common stock.............................    $                  $
                                                                                --                  --
                                                                      ================== ===================
                                                                      ================== ===================
Supplemental disclosures of cash flow information:
   Cash paid for interest.........................................    $         36,000   $          75,000
                                                                      ================== ===================

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

         Change in Year End

         In July 1996, the Company changed its fiscal year end from September 30 to December 31, effective with the 12 months ended December 31, 1996. On August 23, 1996 the Company filed a transistion report on Form 10-Q for the quarter ended December 31, 1995.


         Principles of consolidation

         The consolidated financial statements include the accounts of Neurex and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

         Interim financial statements

         The information at September 30, 1996, and for the three and nine month periods ended September 30, 1996 and December 31, 1995 is unaudited, but in the Company's opinion, the accompanying condensed interim financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

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


2.       Available-for-Sale Securities

         The Company has classified as available-for-sale its entire investment portfolio, which consists primarily of U.S. Treasury Notes and other U.S.
government securities of $29,787,865 and corporate debt securities of $58,759,675 at September 30, 1996. At September 30, 1996, securities had contractual maturities of one year or less. The gross realized gains and losses on sales of available-for-sale securities were insignificant in the nine months ended September 30, 1996 and 1995.


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

4. Extension to the 1993 Research and Development Collaboration Agreement with Warner Lambert

         In an amendment dated September 25, 1996, the Company and Warner-Lambert extended the 1993 Research and development Collaboration agreement for three additional years beginning September 30, 1996. The amendment further provides for up to $2,500,000 in additional milestone payments to the Company for the achievement of research milestones in the calcium channel project. In addition, Warner-Lambert will pay the Company approximately $1,200,000 per year for research support.

5.       Subsequent Event

         On November 11, 1996 , the Company entered into an agreement with Beaufour Ipsen of Paris, France, whereby the Company granted an exclusive license to market and sell CORLOPAM in Europe and Asia, excluding Japan. In addition, the Company will also sublicense its registration approvals in Belgium, the Netherlands and Italy to Beaufour Ipsen. In consideration for the agreement, the Company may receive up to $7,500,000 in licensing fees and milestone payments. Neurex retains manufacturing rights to CORLOPAM and will realize additional revenues from product sales and royalty payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since commencement of operations in October 1986, Neurex has devoted substantially all of its resources to its research and development programs. The Company has been unprofitable since inception and expects to incur significant and increasing losses over at least the next several years. As of September 30, 1996, the Company's cumulative net loss was $69,672,884. The Company's principal sources of working capital have been public and private equity financings, convertible notes payable, proceeds from a collaborative research agreement with Ono Pharmaceutical Co., Ltd. ("Ono"), milestone and expense reimbursement payments from a collaborative research and development agreement with Warner-Lambert, license fees from Grunenthal, interest income, lease financings, and research grants. The Company has not generated any product revenues.

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

         In July 1996, the Company changed its fiscal year end from September 30 to December 31, effective with the 12 months ended December 31, 1996.

Results of Operations

Three Months Ended September 30, 1996 and 1995

         Revenues  were  $1,679,402  and  $26,307  for the  three  months  ended
September  30,  1996 and  1995,  respectively.  Revenues  for the  period  ended
September 30, 1996 consisted primarily of a payment from Grunenthal of $1,580,733 to sublicense the rights to market Pro-urokinase in Europe.

         Research and Development expenses increased by $2,593,483 or 110%, to $4,949,199 for the three months ended September 30, 1996 compared to $2,355,716 in the earlier period. The increase was due primarily to increased clinical study expenses related to the Company's Phase III clinical studies for CORLOPAM(R), Phase III clinical studies of SNX-111 for the prevention of pain in cancer and AIDS patients and Phase II clinical studies of SNX-111 for the prevention of brain damage following closed head trauma and coronary artery bypass graft ("CABG") surgery. The Company expects research and development expenses to increase significantly over the next several years.

         General and administrative expenses increased $592,793 or 104%, to $1,163,751 for the three months ended September 30, 1996 compared to $570,958 in the earlier period primarily due to higher legal, other professional fees and employment related expenses. The Company expects general and administrative expenses to increase over the next several years.

         Interest income increased to $1,335,497 for the three months ended September 30, 1996 compared to $141,877 in the earlier period. The increase was due to the increase in cash available for investments as the result of the successful completion of public offerings in October 1995 and May 1996.

         Interest expense decreased to $56,395 for the three months ended September 30, 1996 compared to $224,273 in the earlier period. The decrease in interest expense for the three months ended September 30, 1996, is primarily due to lower debt balances as a result of the conversion of the Medtronic note payable plus accrued interest payable into common stock in October 1995.

Nine Months Ended September 30, 1996 and 1995

         Revenues were $2,777,608 and $2,588,069 for the nine months ended September 30, 1996 and 1995, respectively. Revenues from related parties were $1,131,978 and $828,299 for the respective periods and consisted primarily of the recognition of prepaid milestones in the prior year period and collaborative research and development funding in the current year period. Other revenue consisted primarily of payments from Grunenthal for the right to sublicense Pro-urokinase in Europe.

         Research and Development expenses increased by $4,684,918 or 57.1%, to $12,892,396 for the nine months ended September 30, 1996 compared to $8,207,478 in the earlier period. The increase was due primarily to increased clinical study expenses related to the Company's Phase III programs for CORLOPAM(R), Phase III clinical studies of SNX-111 for the prevention of pain in cancer and AIDS patients, Phase II clinical studies of SNX-111 for the prevention of brain damage following closed head trauma and higher employment related expenses. The Company expects research and development expenses to increase significantly over the next several years.

         General and administrative expenses increased $1,049,780 or 68.2%, to $2,588,258 for the nine months ended September 30, 1996 compared to $1,538,478 in the earlier period primarily due to higher legal and patent and business development expenses, computer maintenance and system upgrade expenses and employment related expenses. The Company expects general and administrative expenses to increase over the next several years.

         Interest income increased to $2,517,945 for the nine months ended September 30, 1996 compared to $208,400 in the earlier period. The increase was due to the increase in cash available for investments as the result of the successful completion of the public offerings in October 1995 and May 1996.

         Interest expense decreased to $152,873 for the nine months ended September 30, 1996 compared to $251,762 in the earlier period due primarily to the convertible note payable to Medtronic which was converted to equity in October 1995.

Liquidity and Capital Resources

         For the nine months ended September 30, 1996, cash expenditures for operating activities and additions to capital equipment were $9,027,200. The Company anticipates that these expenditures will increase significantly in future periods.

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

         The Company had available cash, cash equivalents and short-term investments of $90,989,522 at September 30, 1996. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return and, wherever possible, seeks to minimize the potential effects of concentration and degrees of risk.

         The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of research and development, including clinical studies and increased administrative activities over at least the next several years. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its current and planned operations through at least mid 1999. However, the Company's requirements may change depending on numerous factors, including, but not limited to, the progress of the Company's research and development programs, the results of clinical studies, the number and nature of the indications the Company pursues in clinical studies, the timing of domestic and foreign regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products and the status of competitive products. In addition, expenditures will be dependent on the establishment of collaborative relationships with other companies, the availability of financing and other factors. The Company plans to continue to fund its short and long-term operations using a combination of public and private equity and debt offerings, and payments from the licensing, sublicensing and/or sales of its intellectual property rights. If such funds are not obtained, the Company may need to delay or curtail its research and development activities to a significant extent.

Additional Agreements

         In an amendment dated September 25, 1996, the Company and Warner-Lambert extended the 1993 Research and development Collaboration agreement for three additional years beginning September 30, 1996. The amendment further provides for up to $2,500,000 in additional milestone payments to the Company for the achievement of research milestones in the calcium channel project. In addition, Warner-Lambert will pay the Company approximately $1,200,000 per year for research support.

         On November 11, 1996 , the Company entered into an agreement with Beaufour Ipsen of Paris, France, whereby the Company granted an exclusive license to market and sell CORLOPAM in Europe and Asia, excluding Japan. In addition, the Company will also sublicense its registration approvals in Belgium, the Netherlands and Italy to Beaufour Ipsen. In consideration for the agreement, the Company may receive up to $7,500,000 in licensing fees and milestone payments. Neurex retains manufacturing rights to CORLOPAM and will realize additional revenues from product sales and royalty payments.

                           PART II - OTHER INFORMATION

                               NEUREX CORPORATION


1.       LEGAL PROCEEDINGS

                  None.

2.       CHANGES IN SECURITIES

                  None.

3.       DEFAULTS UPON SENIOR SECURITIES

                  None.

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

5.       OTHER INFORMATION

                  None.

6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibit 27 - Financial Data Schedule

                  (b)   Reports on Form 8-K

                           On July 26, 1996, the Company filed with the Commission a current report on Form 8-K for the purpose of reporting: (1) the retirement of its Chief Financial Officer and Vice President, Finance, Bradford M. Wait, and the appointment of his replacement, John M. Ames; (2) the appointment by the Company's Board of Directors of Robert Luther as a new member of the Board; (3) the adoption by the Company's Board of Directors of a form indemnification Agreement and a voluntary Systematic Stock Sales Program; and (4) the change in the Company's fiscal year end from September 30 to December 31.

                           On September 12, 1996, the Company filed with the Commission a current report on Form 8-K for the purpose of reporting; (1) amendments to the Company's Systematic Stock Sales Program; and (2) the
                           appointment by the Company's Board of Directors of Gerard N. Burrow, M.D. and Ray Egan as new members of the Board.

                               NEUREX CORPORATION

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 12, 1996                   Neurex Corporation
         ----------------------------




By:      /s/ Paul Goddard, Ph.D.                     By:      /s/ John M. Ames
         --------------------------                           ------------------
         Paul Goddard, Ph.D.                                  John M. Ames
         Chairman and Chief Executive Officer                 Vice President,
                                                              Finance and Chief
                                                              Financial Officer