Form 10-K
period 1996-12-31
NEUREX CORP/DE
filed 1997-03-31
CIK 884065

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

   For the fiscal year ended December 31, 1996 Commission file number 0-19874

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No _____

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 11, 1997, was $331,329,660.

                The number of shares of Common Stock outstanding at March 11, 1997, was 22,088,644.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To the extent indicated herein)

         Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with Registrant's annual meeting of stockholders to be held on May 15, 1997, is incorporated by reference into Part III of the Report.

This  report on Form 10-K,  including  all  exhibits,  contains  xxx pages.  The exhibit index is located on pages 58-61 of the Report.
===============================================================================

                                     PART 1

Note Regarding Forward-Looking Statements

          This Annual Report on Form 10-K for Neurex Corporation ("Neurex" or the "Company") contains forward-looking statements including, among other things: (i) descriptions of the expected therapeutic indications for the Company's potential products; (ii) the Company's product development and commercialization timetables; and (iii) various statements concerning the markets in which the Company's potential products will compete and how the Company plans to address these markets. All such forward-looking statements are necessarily only estimates and are subject to a number of risks and uncertainties which may cause actual results to differ materially from stated expectations. These risks and uncertainties include, but are not limited to, (i) the Company's ability to complete clinical development of its products and obtain timely regulatory approval; (ii) decisions made by regulatory agencies regarding therapeutic indications for the Company's products; (iii) technological uncertainties; (iv) the accuracy of the Company's estimates of the size and characteristics of the markets to be addressed by its products and the impact of competitive products and pricing on market success; (v) complexities involving third party product reimbursement; (vi) reliance on collaborative partners for product development and sales; (vii) complexities and uncertainties arising from the Company's biotechnology patents; and (viii) other factors and risks including, but not limited to, those described hereunder in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report.

ITEM 1.  BUSINESS

Overview

         Neurex is developing biopharmaceutical products principally for pain management and the treatment of cardiorenal and neurological diseases. The Company's two main products are CORLOPAM (fenoldopam) and SNX-111. Both are currently in advanced stage clinical trials and have potential in multiple indications. In addition, the Company conducts an active research and licensing program to expand its product portfolio. The Company's strategy is (i) to develop and directly market its products for acute care treatment in hospital settings, such as emergency rooms, intensive care units and pain clinics, in the United States; and (ii) to enter into collaborative relationships to develop and market its chronic treatment products in the United States, and all of its products outside the United States.

         On June 21, 1996, the Company submitted a New Drug Application ("NDA") to the Food & Drug Administration ("FDA") for CORLOPAM. This NDA seeks approval for intravenous administration of CORLOPAM in patients who require blood pressure control during and after surgery (perioperative) and for the treatment of hypertension patients where the administration of oral medication is not feasible or desirable. During the first half of 1996, the Company completed one of two small Phase III studies designed to address specific issues raised by the FDA in response to an NDA filed by SmithKline Beecham ("SmithKline"), the Company's licensor. A second Phase III clinical trial in patients with malignant hypertension was completed at the end of 1996. There can be no assurance that the results of these additional studies or the subsequent NDA filing will ultimately lead to approval by the FDA for marketing of CORLOPAM. The Company believes CORLOPAM, through its unique mechanism of action, offers potential advantages over existing therapies in terms of safety, predictability of response and ease of use. In addition, the action of CORLOPAM on the kidneys may have a beneficial effect on patients at risk of renal failure. The Company has already initiated a clinical program to characterize in some detail the renal effects of the drug and a Phase I study in healthy volunteers was completed by the end of 1996. The Company intends to further develop intravenous CORLOPAM and its prodrug form for the treatment of acute renal failure and congestive heart failure. The Company also has an orally active prodrug formulation of fenoldopam, the active ingredient in CORLOPAM, in preclinical development to treat chronic renal failure and congestive heart failure.

         SNX-111, formulated for intrathecal (directly into the spinal canal) administration, is in Phase III clinical development for the treatment of severe pain in terminally ill patients suffering from AIDS and cancer. In September 1996, a second Phase III study was initiated in patients who have chronic intractable neuropathic pain caused by a variety of underlying pathologies. Based on initial clinical results and discussions with the FDA, the Company significantly expanded its Phase I/II clinical trials of SNX-111 in early 1996 to include patients with severe pain who are not terminally ill. The Company believes that the emerging clinical profile of SNX-111 in the treatment of pain suggests that it may be useful in patients resistant to opiate therapy and in patients with neuropathic pain for which there is no existing therapy. Neurex has entered into a collaborative alliance with Medtronic, Inc. ("Medtronic") for the development and commercialization of SNX-111 for the intrathecal treatment of chronic pain with Medtronic's implantable pump. The Company received $2,000,000 from Medtronic upon executing the collaboration agreement, and in August 1995, Neurex issued an $8,000,000 note (the "Medtronic Note") to Medtronic. In connection with the Company's directed public offering in October 1995, $6,500,000 of the Medtronic Note, plus interest, converted into common stock at $4.625 per share and the remaining $1,500,000 converted into a prepaid development milestone, which, if not earned, will be repaid with interest. Neurex has retained rights to develop SNX-111 for acute intrathecal analgesic indications, as well as applications using local administration.

         The Company has completed the Phase II clinical development of SNX-111, formulated for intravenous administration for the treatment of brain damage following closed head trauma and coronary artery bypass graft ("CABG") surgery. The Company is also conducting preclinical development of SNX-111 for stroke. In accordance with the terms of the collaboration, Warner-Lambert will initiate (i) Phase III clinical trials of SNX-111 for the treatment of head trauma, and (ii) feasibility studies in stroke in the first half of 1997. Under the Company's collaborative alliance with Warner-Lambert Company ("Warner-Lambert") for the development of SNX-111 for the prevention of ischemic damage in these indications. Under this collaboration, Warner-Lambert and Neurex share development expenses, product costs and certain marketing rights. Warner-Lambert purchased $7,000,000 of common stock on September 22, 1993, at the time of the Company's initial public offering, $1,500,000 on November 13, 1995 at $4.50 per share and an additional $1,500,000 on March 29, 1996 at $19.93 per share.

         The Company focuses its research efforts primarily on the discovery of new therapeutics which modulate the function of the central and peripheral nervous systems by regulating nerve cell communication. The Company also conducts research in (i) programmed cell death (apoptosis) and its link to neurodegenerative diseases; (ii) the role of potassium channels in demyelinating diseases such as multiple sclerosis; and (iii) vesicle exocytosis, the controlled process by which neurotransmitters are released from the nerve terminal and its role in psychiatric disorders. The Company has also expanded its interests in the treatment of pain through focusing on a number of programs including the use of sodium channels.

         The Company was incorporated in California in 1983 and changed its state of incorporation to Delaware in 1986, when it commenced operations. The Company's executive offices and its research and development facility are located at 3760 Haven Avenue, Menlo Park, California 94025, and its telephone number is (415) 853-1500.

Company Strategy

         Neurex is developing biopharmaceutical products principally for pain management and the treatment of cardiorenal and neurological diseases. The Company's strategy is (i) to develop and directly market its products for acute care treatment in hospital settings, such as emergency rooms, intensive care units and pain clinics, in the United States; and (ii) to enter into collaborative relationships to develop and market its chronic treatment products in the United States, and all of its products outside the United States. The Company believes that focusing its resources on developing products for acute care affords the following significant advantages:

         Time to Market. Development of acute care products generally takes less time than chronic products because the relatively brief clinical treatment time allows preclinical and clinical studies to be completed in a shorter period of time.

         Cost Savings. The overall cost savings of effective intervention in acute conditions are more easily demonstrated due to the high cost setting in which such patients are treated. Products that enable health care providers to discharge patients from intensive care units faster or reduce the need for long-term hospital care, offer significant cost benefits.

         Licensing Opportunities. The profile of compounds in large pharmaceutical company portfolios may become limited to acute care indications, as the product advances through clinical development. Consequently, they may fail to meet minimum revenue requirements for commercialization and become available for in-licensing.

         There are a number of important criteria that the Company uses in identifying potential in-licensing candidates including, among other things, a unique profile or mechanism of action that offers a potential advance in treatment, appropriate patent or proprietary protection, and administration of the product candidate in the hospital setting.

         Using this strategy, the Company believes it will be able to build a product portfolio in various therapeutic areas and to focus its resources on development and commercialization of products for specialized acute care markets. The Company continues to review all product development and commercialization opportunities and strategies to optimize the return on each of its assets.

         If, and when, the Company receives marketing approval for CORLOPAM, Neurex intends to hire a sales force to market the drug in the United States. The Company intends to invest significant resources and management time in developing its sales and marketing organization. Outside of the United States, the Company's strategy is to market its products in conjunction with corporate partners, such as the Company's corporate partnership relationship with Beaufour Ipsen. Neurex intends to use a contract manufacturer for the commercial scale production of its products, thus deferring the need to invest in manufacturing infrastructure in the near-term while retaining future flexibility.

Neurex Product Development Programs

         The following table summarizes the potential applications and status of Neurex product development programs and is qualified by reference to the more detailed descriptions elsewhere. There can be no assurance that any of these programs will progress beyond its current status. In addition, the Company may not have any of its products commercially available for sale for more than a year, if at all.


                                                                      Stage of
          Program                        Indication                Development (1)             Commercial Rights
-----------------------------    ----------------------------    --------------------    ------------------------------
CORLOPAM                        Perioperative
                                 Control of Blood Pressure            NDA filed          Neurex (4)
                                 Malignant Hypertension               NDA filed          Neurex (4)
                                 Acute Renal Failure                  Phase II           Neurex (4)
                                 Congestive Heart Failure             Phase II           Neurex (4)
Fenoldopam Prodrug               Chronic Renal Failure                Preclinical        Neurex
                                 Congestive Heart Failure             Preclinical        Neurex
SNX-111 for Pain (2)             Malignant                            Phase III          Medtronic/Neurex
                                 Chronic Neuropathic Pain             Phase III          Medtronic
                                 Acute Pain                           Phase II           Neurex
SNX-111 for Ischemia (2)         Closed Head Trauma                   Phase III          Warner-Lambert/Neurex(3)
                                 CABG Surgery                         Phase II           Warner-Lambert (3)
                                 Stroke                               Preclinical        Warner-Lambert (3)


(1) iPreclinical" indicates that the Company has selected a specific compound to undergo formulation optimization and stability studies, scale-up and process chemistry, current Good Manufacturing Practices ("cGMP") manufacturing of bulk drug, in vivo pharmacology, toxicology, pharmacokinetic and pharmacodynamic studies or other appropriate ex vivo and in vivo laboratory studies leading to the filing of an investigational new drug application ("IND").

     "Phase I" traditionally indicates the earliest human trials with an investigational drug, are conducted in a small number of healthy volunteers to determine the safety, tolerability and pharmacokinetics of the compound.

     Phase I/II" indicates initial testing of a compound in patients afflicted with the target disease or condition, rather that in healthy volunteers, for safety or ethical reasons. Such studies may provide preliminary efficacy data in addition to safety data.

     "Phase II" designates trials conducted in patients already afflicted with the target disease or condition and, typically, are proof-of-principle studies which yield certain data concerning the safety and efficacy profile of the investigational drug.

     "Phase III" designates late-stage human studies which are the final studies conducted in a large population of patients afflicted with the target disease or condition prior to filing a new drug application ("NDA").

(2) With certain limited exceptions, all compounds derived from the Company's neuron-specific calcium channel technology, including SNX-111, are subject to the Warner-Lambert or Medtronic collaborations; however, Neurex has retained rights for SNX-111 for the intrathecal and local treatment of acute pain and the non-intrathecal treatment of chronic pain. See "Strategic Alliances."

(3) Neurex retains certain co-promotion rights for all products developed in collaboration with Warner-Lambert.

(4) Neurex has licensed the commercial rights in Europe to Beaufour Ipsen. See "Strategic Alliances and Associated Risks."

CORLOPAM

         Neurex has licensed CORLOPAM (fenoldopam) worldwide from SmithKline. CORLOPAM, a potent and specific DA1 agonist, produces systemic and renal dilation through a unique mechanism of action. On June 21, 1996, the Company submitted a New Drug Application ("NDA") to the Food & Drug Administration ("FDA") for CORLOPAM. This NDA for seeks approval for intravenous use in patients who require blood pressure control during and after surgery (perioperative) and for the treatment of patients with hypertension where the administration of oral medication is not feasible or desirable. During the first half of 1996, the Company completed one of two small Phase III studies designed to address specific issues raised by the FDA in response to an NDA filed by SmithKline, the Company's licensor. A second Phase III clinical trial in patients with malignant hypertension was completed at the end of 1996. There can be no assurance that the results of these additional studies or the subsequent NDA filing will ultimately lead to approval by the FDA for marketing of CORLOPAM. The Company believes CORLOPAM, through its unique mechanism of action, offers potential advantages over existing therapies in terms of safety, predictability of response and ease of use. In addition, the Company believes the action of CORLOPAM on the kidneys may have a beneficial effect on patients at risk of renal failure. The Company intends to develop intravenous CORLOPAM and its prodrug form for the treatment of acute renal failure and congestive heart failure. The Company also has an orally active prodrug formulation of fenoldopam, the active ingredient in CORLOPAM, in preclinical development to treat chronic renal failure and congestive heart failure. There can, however, be no assurance that these studies will be successfully completed or, if completed, that the Company will receive approval from the FDA to market CORLOPAM for these indications.

Perioperative Control of Blood Pressure

         The Company believes that CORLOPAM will be useful in controlling blood pressure in patients who undergo major cardiovascular surgery, such as CABG procedures. In addition, approximately 33% of patients who have major general surgery suffer from post-operative increase in blood pressure. Blood pressure control is required to prevent post-operative complications, and in many institutions it is standard clinical practice to induce mild post-operative hypotension to protect against rupture of surgical grafts and sutures. Sodium nitroprusside is widely used to control perioperative blood pressure in the United States while nifedipine and other calcium channel blockers are most commonly used in Europe. Although sodium nitroprusside is effective in lowering blood pressure, its significant disadvantages include (i) difficulties in smooth dose adjustment; (ii) photosensitivity with degradation into cyanide; and (iii) difficult and labor-intensive handling of the product. Although the handling of nifedipine is satisfactory, there have been recent concerns in the medical press raised about its safety and in addition, a significant number of patients do not respond adequately to the treatment. In two clinical studies, CORLOPAM has been shown to control blood pressure following CABG surgery. In one study comparing CORLOPAM to nifedipine, CORLOPAM was shown to be more effective than nifedipine, and in a study comparing it to sodium nitroprusside, CORLOPAM was shown to be as effective as sodium nitroprusside with fewer side effects and fewer handling difficulties. See "Competition and Associated Risks." There are approximately 350,000 CABG procedures and 100,000 major cardiac and vascular surgeries performed annually in the United States. In addition, about 10% or approximately 300,000 patients undergoing major surgery have a postoperative blood pressure increase due to their anesthesia. See "Marketing and Associated Risks."

Malignant Hypertension

         The Company believes that CORLOPAM will be useful in lowering acute blood pressure in patients with severe or malignant hypertension. The condition is characterized by extremely high blood pressure, which if left untreated, can lead to end organ damage such as stroke, renal failure, retinal damage and possibly death. The treatment of malignant hypertension requires the urgent reduction of blood pressure in order to relieve the end organ, such as the heart, brain, kidneys and eyes from potential damage. Sodium nitroprusside is the current standard therapy for this condition. In clinical studies conducted by SmithKline, CORLOPAM has been shown to produce a predictable and smooth reduction in blood pressure in patients with malignant hypertension. Neurex has just completed a Phase III trial to study CORLOPAM in patients with severe hypertension with evidence of end organ involvement. Hospital discharge data indicate that 120,000 patients with malignant hypertension are treated per year in the United States. See "Marketing and Associated Risks."

Acute Renal Failure

         The Company believes that CORLOPAM, based on its direct effect on the kidneys, may be useful in the treatment of renal failure by improving renal blood flow, inducing urine production and increasing sodium excretion. In initial Phase II studies, CORLOPAM was shown to improve urine flow, sodium excretion and creatinine clearance in patients with renal impairments. The Company plans to develop CORLOPAM or the IV prodrug form for this indication.
A program to better determine the beneficial effect on the kidneys has been established and a Phase I study in healthy human subjects was completed at the end of 1996. It is estimated that 600,000 or more patients each year in the United States have an elevated risk of acute renal failure as a result of trauma and post-surgical complications. See "Uncertainty of Clinical Trial Results."

Congestive Heart Failure

         The Company believes that CORLOPAM, through a combination of systemic and renal effects, may be able to reduce the workload of the heart, an important therapeutic objective in treating congestive heart failure. In initial Phase II studies evaluating CORLOPAM in the acute treatment of advanced congestive heart failure, CORLOPAM was shown to improve cardiac function, including cardiac output. The Company plans to further explore the properties of CORLOPAM for this indication. Severe congestive heart failure occurs in approximately 120,000 patients per year in the United States. See "Uncertainty of Clinical Trial Results."

Risk Factors Specifically Associated with CORLOPAME Product Development and Commercialization
          While the Company's NDA for CORLOPAME for intravenous administration in patients who require blood pressure control during and after surgery and for the treatment of hypertension in patients where the administration of oral medication is not feasible or desirable was filed with the FDA on June 21,1996, there can be no assurance that the FDA will act promptly on this application or that if it acts, its response will be favorable or that the general risks described elsewhere in this report will not negatively impact the development of CORLOPAM. The standards and procedures used by the FDA to approve the marketing of pharmaceuticals has changed over time and has proven to be challenging for biopharmaceutical companies to accurately predict. After approval, further studies may be required to obtain approval for other uses of CORLOPAM. Approvals may also be withdrawn if compliance with regulatory standards is not maintained or if problems with the pharmaceutical product occur following approval. See the section entitled "Government Regulation and Associated Risks" below for discussion of additional risk factors which could effect government approval and marketing of CORLOPAM.

         If approved for marketing, there can be no assurance that CORLOPAM will achieve market acceptance. There can be no assurance that physicians, patients and payors, or the medical community in general, will accept or utilize CORLOPAM as anticipated by the Company. In order to be successful, CORLOPAM must replace existing therapies, both in the United States and Europe and users of existing therapies may be resistant to change. In addition, resistance is possible from third party payors who must review and approve products prior to the time reimbursement can be obtained. See the section entitled "Competition and Associated Risks" and "Marketing and Associated Risk Factors."

Fenoldopam Prodrug

         Originally, SmithKline intended to develop oral CORLOPAM for the treatment of chronic renal failure and congestive heart disease based upon its pharmacological profile. However, it was discovered during clinical testing, in over 4,000 patients, that orally administered CORLOPAM undergoes extensive first pass metabolism upon absorption from the gastrointestinal ("GI") system into the blood stream and is rapidly eliminated from the body in both animals and humans. In order to compensate for these shortcomings, large oral dosages of fenoldopam were required to achieve short-lived therapeutic blood levels.

         In order to provide adequate therapy over the long periods of time required to treat chronic renal failure, fenoldopam prodrug, formulated for oral administration, has been developed with improved GI absorption and a prolonged period of blood circulation. A prodrug is an inactive precursor drug which releases an active form of a drug through a simple chemical reaction upon absorption into the blood stream from the GI tract.

Chronic Renal Failure

         In preclinical animal studies, fenoldopam prodrug has shown a sustained increase in fenoldopam concentrations over a period of several hours, and sustained improvements in kidney function, as compared to minutes following orally administered CORLOPAM. In animal studies designed to mimic drug induced renal toxicity, fenoldopam prodrug showed improved renal function and significantly reduced morphological changes in the kidney in treated animals as compared to control animals. These results represent a significant opportunity in the treatment of chronic renal failure and congestive heart failure where prolonged administration of CORLOPAM is desirable.

Congestive Heart Failure

         Based upon fenoldopam prodrug's method of action, similar to that of CORLOPAM, fenoldopam prodrug may be able to reduce the workload of the heart, an important objective in treating congestive heart failure. The Company is in early stages of preclinical development of this compound for the treatment of chronic congestive heart failure.

Risk Factors Associated with Fenoldopam Prodrug Product Development

         Fenoldopam prodrug has not been administered to human beings. Many products which are administered to animals and successfully pass preclinical trials to begin administration in human clinical trials after the filing on an IND fail to prove either safe of efficacious in human beings. Until such trials are held, there can be no assurance that fenoldopam prodrug will prove to be safe and efficacious for use by humans. See "Technological Uncertainty", "Uncertainty of Clinical Trial Results" and "Government Regulation and Associated Risk Factors" below.


SNX-111 for Pain

         SNX-111,  for  intrathecal  administration,  is in Phase  III  clinical development for the treatment of severe pain in terminally ill patients suffering from AIDS and cancer as well as patients that have chronic neuropathic pain. Based on initial clinical results and discussions with the FDA, the Company significantly expanded its Phase I/II clinical trials of SNX-111 during early 1996 to include patients with severe pain who are not terminally ill. These early clinical results suggest that SNX-111 may have a broad efficacy profile and formed the basis for expanding into Phase III studies in both cancer and non cancer patients. Neurex has entered into a collaborative alliance with Medtronic for the development of SNX-111 for the intrathecal treatment of chronic pain with Medtronic's implantable pump. Medtronic holds exclusive commercial rights to SNX-111 for intrathecal spinal administration in the United States and non-exclusive commercial rights in Europe. Neurex is therefore, free to seek a corporate partner in Europe for SNX-111 in pain indications. Neurex has retained rights to develop SNX-111 for acute analgesic indications, including applications using local administration. Early preclinical studies indicated that Neurex' compounds bind specifically to the area of the spinal cord that receives input from the nerves responsible for the transmission of pain signals from the peripheral nervous system to the brain. Neurex discovered that SNX-111 is a potent analgesic agent when administered either intrathecally or locally to injured peripheral nerves. It has been estimated that approximately 134,000 patients annually are treated using spinal catheters in hospital settings alone.

         The Company is developing SNX-111 for the treatment of three different types of pain: (i) severe malignant chronic pain associated with cancer and AIDS, (ii) chronic neuropathic pain, and (iii) acute pain. Neuropathic pain, which may be acute or chronic in nature, occurs when the nervous system becomes disordered and starts firing automatically. This is seen in such syndromes as shingles (post-herpetic neuropathy), diabetic neuropathy, reflex sympathetic dystrophy, complex regional pain syndrome ("CRPS"), and even post-surgery. In acute pain, there is a noxious stimulus which may be caused by trauma or surgery and is a physiologic response to a particular stimulus outside the nervous system.

         In various models, SNX-111, when administered directly into the spinal canal, has been shown to be highly effective in suppressing pain in various models of severe malignant, chronic neuropathic, and acute pain. Moreover, local administration of SNX-111 around a nerve associated with neuropathic pain has also been effective in a relevant animal model. In preclinical studies, tolerance to the analgesic effects of SNX-111 does not develop over a seven-day period, and, to date, has not been shown to occur in clinical studies. If this profile can be confirmed in clinical trials, SNX-111 may offer a significant advantage over current therapies in the treatment of neuropathic pain. See "Uncertainty of Clinical Trial Results."

         The unique mode of action of SNX-111 may offer a viable alternative to other types of analgesics including opiates which, although potent, have significant disadvantages including tolerance, dose-limiting side effects and the potential for dependence. Nonsteroidal anti-inflammatory drugs and salicylates, while providing moderate pain relief, do not compare in their profile to morphine and its analogues in patients with severe and intractable pain. Moreover, it is generally recognized that there are no selective and effective treatments for neuropathic pain, which remains an unmet medical need. See "Competition and Associated Risk Factors."

  Malignant Pain

         A Phase I/II study was completed by the end of 1995. Entry criteria were initially limited by the FDA to terminally ill cancer and AIDS patients with intrathecal catheters already in place, who had a life expectancy of no more than four months and who had become resistant to opiate therapy. After results for the first nine patients were discussed with the FDA, the entry criteria were expanded to include non cancer patients with neuropathic pain. In this study, the patients were subjected to dose escalation until efficacy was reached, as evaluated using standard pain analog scales. In addition, those patients who responded to therapy were allowed to enter a long-term treatment protocol. Of the 25 patients who were evaluable, 21 had responded favorably with partial to complete pain relief. The investigators observed relief of symptoms of chronic and neuropathic pain and a concomitant reduction of other pain medications. In the long-term protocol, patients were treated for up to 36 weeks and remained essentially pain-free during such therapy. The Company is currently conducting 2 multi-center pivotal Phase II/III studies for the treatment of chronic malignant pain in cancer and AIDS patients, and for the treatment of chronic intractable nonmalignant pain. These studies have a double blind crossover design to measure the efficacy of SNX-111 in giving symptomatic relief and a long-term extension protocol to access safety and efficacy. However, there can be no assurance that further studies will not be required. The Company is developing this therapy with its corporate partner, Medtronic. A publication of the National Cancer Institute indicates that approximately 1,000,000 cancer patients per year in the United States suffer severe or intractable pain, and the Company estimates that approximately 10% or 100,000 of these patients receive intrathecal or epidural therapy. See "Uncertainty of Clinical Trial Results" and "Marketing and Associated Risk Factors" below.

  Chronic Neuropathic Pain

         Neuropathic pain syndromes, including reflex sympathetic dystrophy, phantom limb syndrome and post-herpetic neuralgia (shingles) are poorly treated by currently available therapies. Many chronic pain syndromes have a significant neuropathic component that prevents complete pain relief with currently available analgesics. Data from the Company's initial Phase I/II study for treatment of chronic intractable pain indicate SNX-111 had a favorable effect on neuropathic pain. Based on the results of this study, a Phase III study in this patient population was initiated in September 1996. The neuropathic pain syndromes are particularly difficult to treat and traditional therapies such as minor analgesics, anti-inflammatory drugs and major analgesics, including opioid drugs, do not provide adequate symptomatic relief for most patients. In serious cases, local anesthetics, such as bupivacaine, are used to give symptomatic relief. However, these local anesthetics also lead to sensory deprivation which can affect motor functions and, as a result, are seen as a treatment of last resort. It is estimated that more than 6,600,000 patients suffer from neuropathic pain each year in the United States, of which, approximately 700,000 have intractable pain, requiring ongoing out-patient care. See "Marketing and Associated Risk Factors" and "Competition and Associated Risk Factors."

  Acute Pain

         In preclinical models of acute pain in small animals, SNX-111 has been shown to be highly effective. The Company currently has a Phase II study with SNX-111 ongoing. Although the study remains blinded, early results are promising in severe post-surgical pain. Recently there has been an increased recognition of the value of intrathecal opioids in the anesthetic/analgesic management of patients undergoing major thoracic and abdominal surgery. This approach is designed to enable patients to be mobilized as quickly as possible following surgery while providing significant pain relief. The Company intends to evaluate SNX-111 in such cases and evaluate the market opportunities for intraoperative and post-operative pain management. There are in excess of 16,000,000 surgical procedures in the United States each year. The Company believes SNX-111 may be useful in a significant portion of these surgeries. Initial studies are focusing on major abdominal and orthopedic procedures. The Company retains all rights to this indication. See "Competition and Associated Risk Factors" and "Marketing and Associated Risk Factors."

SNX-111 for Ischemia

         SNX-111, for intravenous administration, completed Phase II studies for the treatment of brain damage following head trauma and CABG surgery in November 1996. Neurex has entered into a collaborative alliance with Warner-Lambert for the development of SNX-111 for the prevention of ischemic damage. Under the terms of the collaboration, Neurex is responsible for conducting Phase I and II studies while Warner-Lambert is responsible for Phase III studies in these ischemic indications. In addition, feasibility studies in stroke should commence in the first half of 1997. Warner-Lambert will fund approximately two-thirds of the cost of all clinical trials.

         Neurex selected SNX-111 for development because of its ability in special brain cell preparations to reduce calcium flow into nerve cells and inhibit neurotransmitter release. SNX-111 is the only compound known to the Company to provide neuroprotection when given up to 24 hours after an ischemic injury, as demonstrated in preclinical studies. These results are of clinical importance because delays between the original ischemic injury and the time neuroresuscitation treatment is initiated in the emergency room are likely. In stroke, for example, an average of eight hours elapse between the original ischemic event and the eventual diagnosis that leads to the initiation of therapy. A shorter, but significant, delay in neuroresuscitation treatment can also be anticipated when cardiac arrest or head trauma occurs outside of the hospital.

         Ischemia occurs in the brain as a consequence of a number of different clinical conditions. Global ischemia occurs when there is generalized reduction of blood flow and oxygen delivery to the brain and is caused by events such as cardiac arrest (when the heart stops beating), closed head injury (when swelling and other factors reduce blood flow) or drowning. Focal ischemia occurs following a stroke (when blood flow and oxygen delivery to an isolated segment of the brain are blocked). In addition, it has now been recognized that global and focal ischemia can occur as the result of CABG surgery with cardiopulmonary bypass, which may generate emboli which pass to the brain during the procedure.

         Following global or focal ischemia, a series of biochemical events is set in motion which leads to the progressive death of neurons, which can result in brain damage and death regardless of whether normal blood flow has been restored. Neurological deficits observed following these chemical events are thought to result from the progressive spreading of neuronal damage through a "biochemical cascade" in which the lack of oxygen leads to destabilization of the nerve cell membrane, resulting in the excessive influx of calcium through the NSCC. This influx of calcium leads to the inappropriate release of certain neurotransmitters, which in turn stimulates adjacent neurons, causing further influx of calcium. This process apparently continues for periods of hours to days following the initial ischemic insult and may ultimately lead to cell death, brain damage and patient disability or death.

  Closed Head Trauma

         In November 1996, the Company completed a Phase II clinical trial with SNX-111 for the prevention of neurological damage after closed head trauma. There are several components that lead to neuronal damage and cell death, including nerve cell damage directly following mechanical injury, a generalized destabilization of neuronal membranes, metabolic dysfunction due to excessive calcium flow into the nerve cells, and damage due to primary and secondary global and focal ischemic events.

         In a double-blind Phase II study, a range of doses was tested to assess the safety, feasibility and preliminary efficacy of SNX-111 in patients who suffered significant head trauma and were comatose. The protocol treatment consisted of a 72-hour infusion of SNX-111 initiated within sixteen hours of the injury. In addition to comprehensive safety monitoring, a primary efficacy endpoint was assessed using the Glasgow Coma Score, a 15-point scale of neurological competence and the Glasgow Outcome score. Three different dose levels were tested in these studies.

         Following several cases of hemodynamic instability during the trial, which led to a reduction in blood pressure in these patients following initiation of SNX-111 treatment, the Company announced in February 1995 that a comprehensive review of the safety profile had been requested by the FDA and, pending the outcome of this review, clinical trials were halted. In May, 1995, the clinical hold was lifted and studies were resumed without significant modification to the protocol. The Company discovered during the initial stages of the clinical study that a combination of fluid replacement and pressor agents could restore blood pressure quickly and predictably.
Both measures are standard interventions in intensive care units.

         On review of the records of the six patients that had received SNX-111 in the initial phase of this study for head trauma, the investigators reported that several patients had a significant improvement in their condition and, although anecdotal and not part of a formal interim analysis submitted to the FDA, they attributed this improvement to intervention with SNX-111. In accordance with the 1993 agreement, Warner-Lambert will initiate Phase III studies by the second quarter of 1997. The Company anticipates that these studies will be completed by early 1997 and that Warner-Lambert will assume responsibilities for Phase III clinical studies initiating the program. The Company estimates that, of the more than 500,000 closed head injuries in the United States each year, more than 150,000 patients suffer significant neurological damage following the original injury. See "Uncertainty of Clinical Trial Results."

  CABG Surgery

         In November 1996, the Company completed Phase II clinical trials to evaluate its safety and efficacy in patients who have undergone CABG surgery with cardiopulmonary bypass. During the study, patients received an intravenous infusion of SNX-111 or placebo during the surgery for approximately five hours. This trial was also temporarily suspended pending the safety review of SNX-111 by the FDA but, following the release of the clinical hold in May 1995, has now been re-initiated. Plans for Phase III studies and selection of the appropriate patient population are now under evaluation with Warner-Lambert. The National Institutes of Health ("NIH") statistics indicate that there are approximately 350,000 CABG surgical procedures performed annually in the United States.

         Following CABG surgery, certain studies have indicated that between 20% and 60% of patients suffer a measurable neuropsychological deficit, which in many patients persists, leading to either physical or mental disability. In addition, a small proportion of patients suffer from stroke. It is believed that both global and focal ischemic events contribute to these neurological deficits that occur as the result of CABG surgery, and it is recognized that cardiopulmonary bypass generates many small emboli that pass to the brain, causing multifocal infarcts.

  Stroke

         Studies by three independent investigators have shown SNX-111 to be neuroprotective in different small animal models of focal ischemia that simulate the events that follow human stroke. In these studies, significant reductions of approximately 45% or more in infarct size were demonstrated compared to controls. Earlier small animal studies demonstrated protection from damage to the cerebral cortex, the primary site of injury in stroke, when SNX-111 was given six hours after the ischemic insult. Feasibility studies in patients will be initiated during the first half of 1997. NIH publications indicate that more than 150,000 of the 500,000 stroke patients per year in the United States suffer severe and permanent neurological damage.

Risks Factors Associated with SNX-111 Product Development and Commercialization

Patient Accession

         In order to complete clinical trials for all applications of SNX-111, including analgesia, the drug must be administered in a sufficient number of patients to determine its safety and efficacy profile. The Company has had greater difficulty than anticipated in registering patients in its human trials of SNX-111 for pain. Cancer centers which traditionally have managed the pain and discomfort of their patients, particularly in the latter stages of life, have proved resistant to referring patients to the pain clinics where the Company's SNX-111 is being tested. While the Company has taken significant action to address this issue, patient accession continues to be a problem and there can be no assurance that enough patients can be registered to complete the trials prior to the end of 1997, which still remains the goal of the Company. See "Uncertainty of Clinical Trial Results."

Additional Problems in Designing Clinical Trials

         The application of SNX-111 to conditions other than analgesia, such as closed head injury, presents a problem for the design of clinical trials. Using experimental drugs in emergency situations, such as is generally the case in the event of closed head injury, can prove difficult and is inherently impossible to schedule and control. There can be no assurance that the Company will be successful in designing trials which will satisfy the FDA or achieve acceptance in the marketplace, although the Company has designed a number of plans to address these issues. See "Uncertainty of Clinical Trial Results."

Neurex' Research Programs

NSCC Blocking Compounds

         Calcium plays an essential role in the function and dysfunction of nerve cells by regulating their metabolism and their communication with each other through its effect on neurotransmitter release. The entry of calcium into cells is controlled by calcium channels and can be inhibited by calcium channel blockers. The classical calcium channel blockers developed and successfully commercialized for the treatment of cardiovascular diseases, such as hypertension and angina, have been found to be ineffective in treating most nervous system disorders. This was explained by the discovery that nerve cells contain additional classes of neuron-specific calcium channels, or NSCCs, that are distinct from calcium channels present in cardiac and smooth muscle cells.

         Neurex has developed highly selective peptides, such as SNX-111, that have been shown in preclinical studies to bind to discrete NSCC classes in different regions of the brain and elsewhere in the nervous system, and thereby regulate nerve cell metabolism and communication. At least six classes of calcium channels are located in the nervous system where they have distinct and different functions. Neurex' compounds directly and selectively affect the release of specific neurotransmitters, including norepinephrine, glutamate, dopamine, serotonin and acetylcholine, by regulating calcium influx through specific NSCCs.

         Phase II clinical studies have confirmed pre-clinical experiments that show that Neurex' highly potent and selective N-type NSCC blocker, SNX-111, is a potent analgesic and can protect neurons from death following injury to the brain. SNX-111 is currently in several Phase III clinical trials for analgesia. Phase III trials for neuro protection will commence in early 1997. Neurex is collaborating with Warner-Lambert to discover second generation small-molecule N-type NSCC blockers to follow SNX-111 in treating various neurological and psychiatric disorders. Beyond the N-type NSCC as a therapeutic target, of particular interest is the R-type NSCC which is found in particular areas of the central nervous system. The Company has discovered specific blockers of this channel and is currently evaluating the pharmacological effects of blocking this channel both in vitro and in vivo to identify the most promising neurological or neuropsychiatric diseases to pursue.

   Sodium Channels

         Sodium channels are key elements in propagating the nervous system's electrical and chemical signals. Neurex is pursuing a research program to evaluate the roles of sodium channel subtypes in the generation and maintenance of pain in various acute and chronic pain syndromes. A lead compound, which selectively blocks one certain sodium channel subtype, has been identified and patent applications have been filed. The sodium channel research program is an important component in Neurex' broader effort directed at several molecular mechanisms to discover and develop novel analgesics.

  Apoptosis

         Neurex has established a research program in brain apoptosis (programmed cell death) to discover novel drugs which may have applications in the prevention and therapy of neuronal degeneration for both acute indications, such as ischemia due to stroke, cardiac arrest, and head trauma, and chronic indications, such as amyotrophic lateral sclerosis ("Lou Gehrig's disease") and Alzheimer's disease.

         The Company has demonstrated in animal models that apoptosis greatly contributes to the death of neurons following both focal and global ischemia. The research program is currently focused on identifying and evaluating the role of several genes expressed in the brain and known to be involved in protecting the cell against neurodegeneration and on defining the mechanisms to control the process. Neurex has received a $100,000 Phase I small business innovation research grant from the NIH to study the molecular mechanisms underlying neuronal apoptosis.




  Potassium Channels

         Potassium channels play an important role in electrical signal conductance along nerves. In healthy nerves, a myelin sheath surrounding the axons of nerves serves as an insulator to permit efficient conduction of signals. The loss of this sheath, or demyelination, slows or blocks impulses along nerves and leads to a range of clinical deficits, such as sensory loss, impaired motor function, muscle weakness, and paralysis, and in some cases, death.

         Neurex is pursuing a research program to determine the role of potassium channel subtypes in autoimmune demyelinating diseases, such as multiple sclerosis and Guillain-Barre syndrome, and other neuropathies associated with axonal demyelination. The Company's research program is focused on developing pharmacological agents that specifically block exposed axonal potassium channel subtypes. Neurex has discovered that blocking one particular potassium channel subtype can restore axonal conductance in an animal model of demyelination and has discovered several compounds that specifically and potently block this channel sub-type.

  Exocytosis

         Nerve cells communicate with each other and with the muscles and glands they control by releasing chemical transmitters. This process is known as exocytosis.

         Neurex is focusing on several of the newly discovered proteins that comprise the molecular machinery underling the process of exocytosis to screen for and develop compounds that modulate (either inhibit or stimulate) the release of chemical transmitters. The Company has concentrated its research program on the discovery of novel agents that interfere with the specific interactions among a set of several exocytotic proteins in nerve cells. Therapeutic targets include the discovery of treatments for conditions such as schizophrenia, Parkinson's disease, depression and anxiety.

         Other cell types outside the nervous system use a set of similar but distinct proteins to trigger the release of hormones, growth factors, immunomodulators and other substances that regulate nearly every aspect of the body's functions. Here, as in nerve cells, the goal is to discover pharmacological agents that selectively interfere with the protein-protein interactions that promote the release of these substances. Neurex' current research effort is aimed at inhibiting secretion from cells of the immune system that mediate inflammatory and/or allergic processes.

Risk Factors Associated with Neurex Research

         The essential nature of research is uncertain. There can be no assurance that any of the Company's programs will be successful or be continued. The Company continually reevaluates its research programs and adjusts or allocates its resources as necessary. For instance, Walk-through Mutagenesis, which was a Research Program, is now a research tool used to facilitate other projects. The Company also endeavors to complete its research programs in collaboration with corporate partners. These partners are generally necessary for the full exploitation of any of the Company's technologies should they prove to be successful. There can be no assurance that such collaborations will be available for any of the Company's research projects, or that benefits will result from these collaborations. See "Strategic Alliances and Associated Risks."

Research Committee

         The Company's Research Committee oversees the scientific direction, priorities, and resource allocation of its research programs. The Committee includes outside experts in scientific areas of interest and members of the Company's management:

       Dr. Richard Aldrich........    Professor of Molecular and Cellular Physiology at Stanford
                                      University

       Dr. Roberto Crea...........    Senior Vice President of Research and Technology Development of
                                      Neurex

       Dr. Brian B. Hoffman.......    Associate Professor of Medicine and Pharmacology, Geriatric
                                      Research, Education and Clinical Center at VA Medical Center

       Dr. Robert R. Luther.......    Executive Vice President of Development of Neurex

       Dr. George Miljanich.......    Senior Director, Biochemistry and Assay Development of Neurex

       Dr. Richard Scheller.......    Professor of Molecular and Cellular Physiology at Stanford
                                      University

       Dr. Richard Tsien..........    Smith Professor and former Chairman of the Department of
                                      Molecular and Cellular Physiology at Stanford University

          In addition, Neurex' senior scientists as well as invited key consultants participate on this Committee.

Strategic Alliances and Associated Risks

  Warner-Lambert Company

          Neurex has entered into a collaborative relationship with Warner-Lambert for the discovery, development and commercialization of SNX-111 and other compounds that block NSCCs. Under this collaboration, Warner-Lambert is obligated to make milestone payments to Neurex upon the achievement of certain development objectives with respect to SNX-111. In fiscal 1994, the Company received a total of $1,000,000 in connection with initiation of Phase II studies of SNX-111 for the treatment of head trauma and CABG surgery. Under the Warner-Lambert collaboration, Warner-Lambert has exclusive worldwide rights to commercialize NSCC compounds, subject to the following: Neurex has retained the right to (i) commercialize its compounds in Japan and East Asia; (ii) co-promote products resulting from the collaboration in the United States, the United Kingdom and one other European country to be designated later; and (iii) commercialize SNX-111 for intrathecal or local administration for analgesic indications. Neurex and Warner-Lambert will share profits from the sales of co-promoted products, subject to certain limitations on the portion of such profits to be paid to Neurex. Products marketed only by Warner-Lambert, or co-promoted products marketed by Warner-Lambert outside of the co-promotion territory, will be subject to royalty payments to Neurex, and products marketed only by Neurex will be subject to royalty payments to Warner-Lambert. Neurex is therefore dependent upon the promotion efforts of Warner-Lambert for a portion of its profits with respect to sales of co-promoted products in the co-promotion territory and for royalties on the sales of other products under the collaboration. The development costs of the products to be co-promoted will be shared one-third by Neurex and two-thirds by Warner-Lambert. Warner-Lambert and Neurex will commit 12 full-time and 7 full-time employees, respectively, to the research collaboration. Warner-Lambert has the right to terminate its relationship with Neurex in its sole discretion upon appropriate notice to Neurex. Warner-Lambert purchased $7,000,000 of Common Stock on September 22, 1993, at the time of the Company's initial public offering, $1,500,000 on November 13, 1995 at $4.50 per share and $1,500,000 on March 29, 1996 at $19.93 per share. Warner-Lambert has indicated that it does not hold these shares as a long-term investor or collaborating partner, but as an investment to be held or disposed of as a function of portfolio management. Warner-Lambert has also paid Neurex a total of $1,500,000 in 1995 and $1,000,000 in 1996 in lieu of milestone payments described in a former agreement between the companies. These amounts received in lieu of milestone payments may offset future royalties, if any, due to Neurex from Warner-Lambert resulting in a royalty-free period on the commencement of product sales.

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

  Medtronic, Inc.

          The Company has entered into a collaboration agreement with Medtronic to develop and commercialize SNX-111 or backup peptide compounds for the chronic treatment of pain when the drug is administered intrathecally. The Company retains exclusive rights to acute pain indications when administered intrathecally and to all applications for local and epidural administration. Neurex and Medtronic will share the costs of the development of the compound in pivotal studies which will involve the use of the Medtronic implantable pump. Accordingly, Neurex is dependent upon Medtronic's marketing efforts and its implantable pump technology in order to generate product sales under the collaboration. Medtronic has exclusive rights to distribute the drug in the United States and non-exclusive rights outside the United States. Neurex has retained manufacturing rights for the compound upon certain enumerated set terms. The Company received $2,000,000 from Medtronic upon executing the collaboration agreement and in August 1995, Neurex issued the Medtronic Note to Medtronic. In connection with the completion of a directed offering, $6,500,000 of the Medtronic Note, plus interest, converted into common stock at $4.625 per share, and the remaining $1,500,000 converted into a prepaid development milestone which, if not earned, will be repaid with interest. Upon the conversion of the Medtronic Note, the Company issued to Medtronic a warrant to purchase 500,000 shares of common stock at an exercise price of $5.40 per share.

  Grunenthal

          In Europe, the Company has licensed certain rights under its Pro-UK patents to Grunenthal, GmbH ("Grunenthal"), which is finalizing a license application for marketing approval in Europe. Under the terms of the license, Neurex received $1,667,241 on June 22, 1995, and $1,580,733 on July 2, 1996. In
addition to the licensing fees, the Company will receive royalties on product sales, if any. In the event that the Company terminates its relationship with VRL, this license will be terminated.
  Vascular Research Laboratories

          Through a collaboration agreement with Vascular Research Laboratories ("VRL"), Neurex has an option to acquire exclusive rights to certain technology discovered at VRL in exchange for continued reimbursement of research and development expenses incurred by VRL for up to ten years. These expenses have been covered by annual license fees received from Grunenthal. In accordance with the agreement, Neurex is currently negotiating the termination of the agreement, which may be canceled at the discretion of Neurex. In the event Neurex cancels or defaults on the collaboration agreement, all future payments from sublicensees, including Grunenthal, will revert to VRL and the option will be terminated.

  American Cyanamid Company

 .........In July 1995, the Company established a research collaboration with the
Agricultural Products Research Division of American Cyanamid Company, a wholly owned subsidiary of American Home Products Corporation, to screen Neurex' library of synthetic and natural compounds isolated from invertebrate venom fractions. The collaboration is currently in an exploratory phase and, if successful, could lead to a comprehensive collaboration. The objective of this collaboration is to screen for compounds that have selective insecticidal activity, incorporate the gene for an active peptide into a baculovirus, which are known to selectively infect specific insect pests, and to deliver a lethal dose to target pests through the expression of the peptide in the insect.

Beaufour Ipsen

         On November 12, 1996, the Company signed a license and supply agreement with Beaufour Ipsen of Paris, France, a European-based pharmaceutical company. The license, which is for the intravenous delivery form of the Company's proprietary drug CORLOPAM, provides Beaufour the exclusive right to market and sell the product (excluding fenoldopam prodrugs) in the world excluding Japan and the Americas. Under the terms of the agreement, Beaufour will pay royalties to Neurex based on a percentage of sales. The Company will supply and sell CORLOPAM to Beaufour at a price which allows Beaufour to achieve certain minimum product gross margins. In accordance with the agreement, the Company received on December 6, 1996 a $1,000,000 refundable signing fee. This signing fee becomes non-refundable upon the earlier of three years from the date of the agreement or the achievement of three different European country pricing approvals. The Company may also receive up to $1,000,000 in additional milestone payments and $3,000,000 in advanced royalties when marketing approvals and achievement of certain minimum price targets are obtained in certain European countries.

         Under the agreement, Beaufour also obtained an exclusive option to license CORLOPAM for the treatment of acute renal failure and retrogenic nephrotoxicity, which would require Beaufour to pay the Company $500,000 at the time of the option exercise and $2,000,000 when a number of marketing approvals are obtained in certain European countries. The agreement also grants Beaufour the right to negotiate with the Company to participate in the commercial development of CORLOPAM prodrugs in most European and Far East countries (excluding Japan). The Company is dependent on the marketing success of Beaufour for the success of CORLOPAM in these territorial areas.

 .........There  can be no assurance  that any of the above  collaborations  will continue, be renewed or be successful. The Company granted to its collaborative partners certain exclusive rights to commercialize the products covered by these collaborative agreements. In some cases, the Company is relying on its collaborative partners to conduct clinical trials, to compile and analyze the data received from such trials, to obtain regulatory approvals and, if approved, to manufacture and market these licensed products. As a result, the Company often has little or no control over the development of these potential products and little or no opportunity to review clinical data prior to or following public  announcement.  In addition,  the  Company's  strategy for the  research, development  and  commercialization  of its product  candidates will require the
Company  to  enter  into  various   arrangements  with  corporate  and  academic
collaborators, licensors, licensees and others. Neurex intends to enter into additional collaborative relationships when it believes it is advantageous to obtain access to appropriate product candidates, specific technical approaches and capabilities or geographic or therapeutic markets which it does not have sufficient resources to develop independently. There can be no assurance that the Company will be able to enter into collaborative arrangements or license agreements that the Company deems necessary or appropriate to develop and commercialize its product candidates, or that any or all of the potential benefits from such collaborative arrangements or licenses will be realized. There can be no assurance that the Company will be able to enter into such collaborative arrangements or license agreements on acceptable terms, or at all, and failure to obtain such collaborative arrangements or license agreements could result in delays in marketing the Company's proposed products or the inability to proceed with the development, manufacture or sale of products requiring such license agreements. In the event the Company enters into additional collaborative arrangements, it will be dependent upon the efforts of its collaborators in performing their responsibilities under the collaboration. Certain of the collaborative arrangements that the Company may enter into in the future may place responsibility on the collaborative partner for preclinical testing and clinical trials, for preparation and submission of applications for regulatory approval and for commercialization of potential products. Should a collaborative partner fail to develop or commercialize successfully any product candidate to which it has rights, the Company's business may be materially adversely affected. There can be no assurance that collaborators will not pursue alternative technologies or product candidates either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases or disorders targeted by the Company's collaborative programs.


         The Company's collaborative research agreements are generally terminable by its partners on short notice. Suspension or termination of certain of the Company's current collaborative research agreements could have a material adverse effect on the Company's operations and could significantly delay the development of the affected products and have a material adverse effect on the Company. Continued funding and participation by collaborative partners will depend not only on the timely achievement of research and development objectives by the Company and the successful achievement of clinical trial goals, neither of which can be assured, but also on each collaborative partner's own financial, competitive, marketing and strategic considerations. Such considerations include, among other things, the commitment of management of the collaborative partners to the continued development of the licensed products, the relationships among the individuals responsible for the implementation and maintenance of the collaborative efforts, the relative advantages of alternative products being marketed or developed by the collaborators or by others, including their relative patent and proprietary technology positions, and their ability to manufacture potential products successfully. The Company may experience difficulty in its relationships with its collaborators due to a number of factors, including disagreements regarding the timing of the initiation and design of certain proposed clinical trials and cost sharing. These disagreements, if they occur, may have a material adverse effect on the Company's operations.

         In addition, Neurex partners may be developing competitive products that may result in delay or a relatively smaller resource commitment to product launch and support efforts than might otherwise be obtained if the potentially competitive product were not under development or being marketed. For example, Warner-Lambert controls the development of SNX-111 for prevention of ischemic damage and Medtronic is responsible for the marketing and sales of SNX-111 for intrathecal treatment of chronic pain, and the Company is dependent upon the resources and activities of Warner-Lambert and Medtronic to pursue commercialization of SNX-111 in order for the Company to achieve milestones or royalties from the development of this product. There can be no assurance that either Warner-Lambert or Medtronic will proceed to bring products to market in a rapid and timely manner, if at all, or if marketed, that other independently development products of Warner-Lambert and Medtronic or others will not compete with or prevent SNX-111 from achieving meaningful sales. Also, Warner-Lambert has stated that it plans to conduct or support other clinical trials of SNX-111 in ischemic indications. There can be no assurance that Warner-Lambert will continue or pursue additional clinical trials in these indications or that, even if the additional clinical trials are completed, SNX-111 will be shown to be safe and efficacious, or that the trials will result in approval to market SNX-111 in these indications. Any adverse announcement related to SNX-111 would have a material adverse effect on the business and financial condition of the Company.

Uncertainty of Clinical Trial Results

         Before obtaining regulatory approval for the commercial use of any of its potential products, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in the clinical indication for which approval is sought. There can be no assurance that the Company will be permitted to undertake or continue clinical trials for any of its potential products or, if permitted, that such products will be demonstrated to be safe and efficacious. Moreover, the results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in later-stage clinical trials. Thus there can be no assurance that the Company's present or future clinical trials will demonstrate the safety and efficacy of any potential products or will result in regulatory approval to market these products.

         In advanced clinical development, numerous factors may be involved that may lead to different results in larger, later-stage trials from those obtained in earlier stage trials. For example, early stage trials usually involve a small number of patients and thus may not accurately predict the actual results regarding safety and efficacy that may be demonstrated with a large number of patients in a later-stage trial. Also, differences in the clinical trial design between an early-stage and late-stage trial may cause different results regarding the safety and efficacy of a product to be obtained. In addition, many early stage trials are unblinded and based on qualitative evaluations by clinicians involved in the performance of the trial, whereas later stage trials are generally required to be blinded in order to provide more objective data for assessing the safety and efficacy of the product. The Company may, at times, elect to aggressively enter potential products into Phase I/II trials to determine preliminary efficacy in specific indications. The Company anticipates that a number of its potential products will show efficacy in clinical trials.

         The Company has conducted only a limited number of clinical trials to date. There can be no assurance that the Company will be able to successfully commence and complete all of its planned clinical trials without significant additional resources and expertise. In addition, there can be no assurance that the Company will meet its contemplated development schedule for any of its potential products. The inability of the Company or its collaborative partners to commence or continue clinical trials as currently planned, to complete the clinical trials on a timely basis or to demonstrate the safety and efficacy of its potential products, would have a material adverse effect on the business and financial condition of the Company.

         The timing of completion of the Company's or its collaborators' clinical trials is significantly dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including, among others, the size of the patient population, perceived risks and benefits of the drug under study, availability of competing therapies, access to reimbursement from insurance companies or government sources, design of the protocol, proximity of and access by patients to clinical sites, patient referral practices, eligibility criteria for the study in question and efforts of the sponsor of and clinical sites involved in the trial to facilitate timely enrollment in the trial. Delays in the planned rate of patient enrollment may result in increased costs and expenses in completion of the trial or may require the Company to undertake additional studies in order to obtain regulatory approval if the applicable standard of care changes in the therapeutic indication under study. For example, patient accrual in the Company's ongoing Phase II/III trial of SNX-111 has been negatively impacted by changes in referral patterns between oncologists and pain centers, and patients were not being referred by oncologists to pain centers where the Company's trials are being conducted. There can be no assurance that any actions by the Company to accelerate accrual in this trial will be successful or, to the extent that they involve modifications in the design of the trial, will not cause that trial to be considered a Phase II clinical trial and thereby require one or more additional potentially pivotal trials to be conducted.

 .........There  can be no assurance that the Company will successfully  complete development of CORLOPAM, SNX-111 or any other product or any indication or will receive marketing approval of these product candidates on a timely basis, if at all. Failure to complete development or obtain marketing approval of the Company's product candidates would have a material adverse affect on the Company's business, financial condition and results of operations. Certain of the Company's product development efforts are based on novel alternative therapeutic approaches (including novel routes of administration) and new technologies, including prevention of neuronal damage due to ischemia, head trauma and other toxic insults, and the treatment of certain types of pain, which although widely studied, are not well understood. There is substantial
risk  that  the  Company's   approaches  and  technologies   will  prove  to  be
unsuccessful.  The  development  of  products by the  Company  will  require the
commitment  of   substantial   resources  to  continue   research,   preclinical
development and clinical  trials  necessary to bring such products to market and
to  establish   production  and  marketing   capabilities.   Drug  research  and
development by its nature is uncertain; there is a risk of failure at any stage and the time required and cost involved in successfully accomplishing the Company's objectives cannot be predicted. There can be no assurance that the Company will be successful in addressing these technological challenges or others that might arise during product development.


Manufacturing and Associated Risk Factors

          The Company currently has no manufacturing facilities for late stage preclinical, clinical or commercial production of either the bulk drug substance or the final dosage form of any of its compounds. For quantities required for preclinical and clinical testing, the Company expects to continue to rely, for the immediate future, on third parties to manufacture its products, including SNX-111, which can be made by solid-phase synthesis.

          Under the terms of the contract with SmithKline,  the Company received
275  kg  of  the  raw  material  of  CORLOPAM,   fenoldopam,  which  has  been
manufactured to cGMP quality. The Company believes that this will provide sufficient supplies for both clinical trials and initial commercial quantities of CORLOPAM. The Company must contract for the processing of this bulk drug substance into finished pharmaceutical form and for any further compound quantities. There can be no assurance that Neurex will be successful in obtaining a third party manufacturer of CORLOPAM bulk drug substance, if necessary. There can be no assurance that the current supply of bulk drug substance will continue to be of sufficient quality to allow distribution for sale.
          On October 24, 1996, the Company entered into an approximately three year manufacturing agreement with Mallinckrodt Chemicals, Inc. ("Mallinckrodt") pursuant to which Mallinckrodt will be the principal manufacturer and supplier of the Company's Analgesia requirements of SNX-111 for the U.S. market. The agreement may, at the discretion of the Company, be renewed for an additional two year term, provided the manufacturing price can be adjusted to reflect increased production costs. Under terms of the agreement, the Company is required to purchase its forecasted six months requirements and Mallinckrodt is, subject to certain quantity maximums, required to supply the Company with its forecasted six months requirements of SNX-111. The Company has agreed to indemnify Mallinckrodt against certain potential liabilities associated with the manufacture of SNX-111. Mallinckrodt has manufactured on behalf of the Company sufficient quantities of SNX-111 for preclinical and clinical requirements to date. Neurex chemists have made significant progress in increasing the yield of purified material and Neurex continues to advise Mallinckrodt in manufacturing scale-up and yield improvement in the production of SNX-111. Although Mallinckrodt has synthesized sufficient quantities for clinical trials, there can be no assurance that Mallinckrodt will be successful in manufacturing commercial quantities of SNX-111 necessary for marketing or that the Company will be able to secure a second source of supply.

          The manufacturing of sufficient quantities of new drugs is a time consuming, complex and unpredictable process. If the Company is unable to maintain contract manufacturing arrangements or to develop its own manufacturing capabilities on acceptable terms, the Company's ability to conduct preclinical and clinical testing would be adversely affected, resulting in the delay of submission of products for regulatory approval and initiation of new development programs. This delay could in turn materially impair the Company's competitive position and the possibility of the Company achieving profitability. The compounds which the Company is presently developing have never been manufactured on a commercial scale. There can be no assurance that such compounds can be manufactured by the Company or any other party at a cost or in quantities necessary to make commercially viable products.

          Neurex has no experience in manufacturing commercial quantities of its potential products and currently does not have the capacity to manufacture any of its potential products on a commercial scale. In order to obtain regulatory approvals and to develop its own capacity to produce its products for commercial sale at an acceptable cost, Neurex would need to construct and staff manufacturing capabilities, including demonstration to the FDA of its ability to manufacture its products using controlled, reproducible processes in a cGMP validated environment. The Company has evaluated plans to develop its own manufacturing facility. Such plans, if instituted, would result in substantial costs to the Company. There can be no assurance that construction delays would not occur if Neurex were to do this, and any such delays could impair the Company's ability to produce adequate supplies of its potential products for clinical use or commercial sale on a timely basis. There can be no assurance that Neurex will successfully conduct its manufacturing collaborations or develop its own manufacturing capability and to produce adequate commercial supplies of its potential products on a timely basis. Failure to do so could delay commercialization of such products and impair their competitive position, which could have a material adverse effect on the business or financial condition of the Company.

          Manufacturing of SNX-111 in compliance with regulatory requirements is complex, time-consuming and expensive. While the Company has obtained third party manufacturing support, there can be no assurance that the drug will be successfully and timely manufactured in the quantities required for the Company's commercialization plans. Furthermore, if changes are made in the manufacturing process, it may be necessary to demonstrate to the FDA that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Depending upon the type and degree of differences between the newer and older drug material, various studies could be required to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material, possibly requiring additional animal studies or human clinical trials. Manufacturing changes may be made for the production of Neurex' products currently in clinical development. There can be no assurance that such changes will not result in delays in development or regulatory approvals or, if occurring after regulatory approval, in reduction or interruption of commercial sales. Such delays could have an adverse effect on the competitive position of those products and could have a material adverse effect on the business and financial condition of the Company.
Dependence on Suppliers

         The Company is dependent on outside vendors for the supply of raw materials used to produce its product candidates. The Company currently qualifies only one or a few vendors for its source of certain raw materials.
Therefore, once a supplier's materials have been selected for use in the Company's manufacturing process, the supplier could in effect become a sole or limited source of such raw materials to the Company due to the extensive regulatory compliance procedures governing changes in manufacturing processes. Although the Company believes it could qualify alternative suppliers, there can be no assurance that the Company would not experience a disruption in manufacturing if it experienced a disruption in supply from any of these sources. Any significant interruption in the supply of any of the raw materials currently obtained from such sources, or the time and expense necessary to transition a replacement supplier's product into the Company's manufacturing process, could disrupt its operations and have a material adverse effect on the business and financial condition of the Company.
 A problem or suspected problem with the quality of raw materials supplied could result in a suspension of clinical trials, notification of patients treated with products or product candidates produced using such materials, potential product liability claims, a recall of products or product candidates produced using such materials, and an interruption of supplies, any of which could have a material adverse effect on the business or financial condition of the Company.


Patents and Proprietary Rights and Associated Risk Factors

         Proprietary protection for the Company's product candidates, processes and know-how is important to its business, and the Company plans to prosecute and defend its patents and proprietary technology aggressively. The Company's policy is to file patent applications to protect its technology, inventions and improvements as soon as practicable after any discovery is made. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

         There has been increasing litigation in the biomedical, biotechnology and pharmaceutical industries with respect to the manufacture, use and sale of new therapeutic products that are the subject of conflicting patent rights. A substantial number of patents relating to neurological compounds and treatment methods have been issued to, or are controlled by, other public and private entities, including academic institutions. In addition, others, including competitors of Neurex, may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of Neurex. The patent positions of pharmaceutical, biopharmaceutical, biotechnology and drug delivery companies, including Neurex, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, the Company does not know whether any of its patent applications will result in the issuance of patents or whether any of the Company's existing patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that any patents owned or controlled by the Company will protect Neurex against infringement litigation or afford commercially significant protection of the Company's technology. None of the Company's patents has been tested in court to determine their validity and scope. Moreover, the patent laws of foreign countries differ from those of the United States and the degree of protection. If any, afforded by foreign patents may, therefore, be different.

         Under the Company's license from SmithKline for CORLOPAM, the Company has acquired rights to United States patents. The patent containing claims to CORLOPAM as a composition of matter expires in April, 1997. However, the Company believes it would be entitled, under Sections 505(j) and 505(b)(2) of the Federal Food, Drug and Cosmetic Act, to marketing exclusivity over other parties filing abbreviated NDAs for an extended period of time from the date of FDA approval of the CORLOPAM NDA, although there can be no assurance that such exclusivity will be granted. In addition, the Company may be able to extend the composition of matter patent for CORLOPAM under the patent terms extension provisions of 35 U.S.C. 155. The Company also plans to file new patent applications on its other CORLOPAM formulations, particularly for oral delivery. If generic products are marketed following the expiration of the CORLOPAM composition of matter patent, sales of CORLOPAM would be materially and adversely affected.

         In addition to the  CORLOPAM  patents,  the  Company  currently  owns
United States patents covering compositions and methods in the fields of neuroprotection, analgesia, appetite suppression and drug discovery technology. In neuroprotection, patents were issued covering methods of treating ischemia-related neuronal conditions with the Company's NSCC blocking compounds, and covering Neurex' screening technology for discovery of small molecules that mimic peptide NSCC blockers. One patent covering a method of producing analgesia by the Company's NSCC compounds also has been issued. The Company has filed additional patent applications relating to compositions of matter and methods of treatment for compounds which block NSCCs. The Company has also filed commercially relevant foreign patent applications with respect to its issued patents and patent applications in the United States, and patents covering the use of the Company's NSCC compounds have been granted in the EPO and Australia. The Company's patent position in Japan with respect to certain aspects of treating pain may not be as strong as in the United States, and there can be no assurance that it will prove attractive to any potential strategic partner in that country.

         Neurex has acquired rights to a United States patent relating to Pro-UK's composition of matter. The Company plans to file for patent extension in the United States and Europe. In addition, the Company has rights to second generation Pro-UK patents covering phosphorylated Pro-UK and Pro-UK variants. The phosphorylated Pro-UK patent, in particular, covers a general process for producing phosphorylated Urokinase-type and Pro-UK-type plasminogen activators. Phosphorylated derivatives of Urokinase and Pro-UK are potentially useful thrombolytic agents with improved therapeutic characteristics with respect to the unphosphorylated products. The patent on Pro-UK variants describes analogs of Pro-UK which have been designed to eliminate undesirable nonspecific systemic activation of plasminogen which may still be associated with unwanted side effects. Pro-UK has not yet proven to be an attractive competitor in this market, and the Company will lose its rights to this patent if it terminates its relationship with VRL. The Company is now negotiating the termination of this relationship. In addition to its United States patents, Neurex has foreign patents and pending United States and foreign applications, which cover its core technologies, as described above, and supporting technologies.

         Litigation, which could result in substantial cost to the Company, may be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. It is uncertain whether any third-party patents will require the Company to alter its products or processes, obtain licenses or cease certain activities. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially favorable terms, if at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products may have a material adverse effect on the Company.

         The Company requires its employees, consultants, members of its Research Committee, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with Neurex is to be kept confidential and not disclosed to third parties, except in limited circumstances. All of the Company's agreements with its employees and agreements with most consultants provide that all inventions conceived by the individuals shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

         A corporation formed in January 1993 by a former consultant to Neurex has alleged that the former consultant was a co-inventor of the Company's NSCC blocking inventions while he was employed by a university. The corporation has claimed an interest in the Company's NSCC blocking patents as a result of a grant of an exclusive license of the consultant's technology from the university to the corporation. The Company believes that this claim is without merit and that the Company would prevail in any litigation. The Company believes that the general terms of a resolution of the dispute have been agreed and would not negatively effect the Company's business, but final settlement papers have not yet been signed. If final settlement papers are not signed, there can be no assurance that the Company will not be the subject of litigation, which could be both costly and time consuming, or that the Company would prevail in such litigation.

Marketing and Associated Risk Factors

          A Vice President of Sales and Marketing was hired in October 1996 and the Company plans to initiate the hiring of a sales and marketing organization to support the commercialization of CORLOPAM, if, and when, it is approved for marketing in the United States. Consistent with the Company's strategy, this will result in a hospital-based sales force of less than 50 people. Neurex may be unable to accomplish its strategy for the sale of CORLOPAM and other acute care treatments in the United States if it has not established a sufficient marketing organization in a timely fashion.

         The Company's strategy is to market and sell its products, if successfully developed and approved, through the direct sales force in the U.S. and through sales and marketing partnership arrangements outside the U.S. The Company has no history or experience in sales, marketing or distribution. To market its products directly, the Company must either successfully establish its planned marketing group and direct sales force or obtain the assistance of another company. While the Company expects to be able to establish its own internal sales force, there can be no assurance that the Company will be able to establish sales and distribution capabilities or succeed in gaining market acceptance for its products. If the Company enters into co-promotion or other marketing or licensing arrangements with established pharmaceutical companies, the Company's revenues will be subject to the payment provisions of such arrangements and dependent on the efforts of third parties. There can be no assurance that the Company will be able to successfully establish a direct sales force or that its collaborators will effectively market any of the Company's potential products, and the inability of the Company or its collaborators to do so could have a material adverse effect on the business and financial condition of the Company.


         Under its collaboration with Warner-Lambert, the Company plans to co-promote certain products with Warner-Lambert in the United States, United Kingdom and one other European country to be designated later. The level of Neurex profit derived from this collaboration will be dependent, in part, on Warner-Lambert's promotion efforts and upon the level of direct costs associated with Neurex' sales force in co-promotion countries, which is not a shared cost under this collaboration. Products developed under the collaboration with Medtronic will be marketed by the Medtronic sales force. There can be no assurance that the marketing efforts of Warner-Lambert or Medtronic will be successful. Neurex may require the assistance of other pharmaceutical companies for the development and/or commercialization of products outside of the Warner-Lambert and Medtronic collaborations. Under such arrangements, the Company would conduct the primary research while the corporate partner would, in whole or in part, be responsible for development, manufacturing, the conduct of clinical trials, regulatory approvals and sales and marketing. The Company intends to market and distribute its products outside the United States through third party collaborations, such as with CORLOPAM in Europe with Beaufour. There can be no assurance that such collaborations can be entered into on satisfactory terms, if at all, or, if entered into, will be successful.


         There can be no assurance that, if approved for marketing, CORLOPAM, SNX-111 or any of the Company's other products under development will achieve market acceptance. The existence and degree of market acceptance will depend upon a number of factors, including the receipt of regulatory approvals, the establishment and demonstration in the medical community of the clinical efficacy and safety of the Company's product candidates and their potential advantages over existing treatment methods and reimbursement policies of government and third-party payors. There is no assurance that physicians, patients, payors or the medical community in general will accept or utilize any products that may be developed by the Company. See "Business--Neurex' Product Development Programs."

Government Regulation and Associated Risk Factors
 .........
         The Company's preclinical studies and clinical trials, as well as the manufacturing and marketing of its potential products, are subject to extensive regulation by numerous federal, state and local government authorities in the United States, including the FDA. The Company will similarly be subject to regulation by comparable regulatory agencies in other countries where the Company and its collaborators may test and market its products. For marketing of pharmaceutical products outside the U.S., Neurex is subject to foreign regulatory requirements governing marketing approval, and FDA and other U.S. export provisions should the pharmaceutical product be manufactured in the U.S. Requirements relating to the manufacturing, conduct of clinical trials, product licensing, promotion, pricing and reimbursement vary widely in different countries. Difficulties or unanticipated costs or price controls may be encountered by Neurex or its licensees or marketing partners in their respective efforts to secure necessary governmental approvals to market the potential pharmaceutical products, which could delay or preclude Neurex or its licensees or its marketing partners from marketing their potential pharmaceutical products. The steps required by the FDA regulatory approval process include preclinical studies in animal models to assess the drug's efficacy and to identify any potential safety problems. The results of these studies are submitted to the FDA as part of an IND which is filed to comply with FDA regulations prior to beginning clinical testing. In the event that no appropriate animal models are available, an IND application will be based on in vitro testing. The IND must be approved before human clinical trials may commence. Typically, clinical trials involve a three phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine efficacy, optimal dosages, and expanded evidence of safety. In Phase III, large scale, multi-center comparative clinical trials are conducted with patients afflicted with a target disease in order to provide sufficient data to demonstrate the statistical proof of efficacy and safety required by the FDA and others. The human trials must be adequate and well controlled to establish the safety and efficacy of the drug for its intended use. The results of the preclinical testing and clinical trials are then submitted to the FDA for a pharmaceutical product in the form of an NDA, for approval to commence commercial sales. The FDA reviews the results of the trials and may discontinue them at any time for safety reasons or other reasons if they were deemed to be non-compliant with FDA regulations. There can be no assurance that Phase I, II or III clinical trials will be completed successfully within any specific time period, if at all, with respect to any of the Company's or its collaborators' pharmaceutical products, each of which is subject to such testing requirements. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. Preparing an NDA involves considerable data collection, verification, analysis and expense. In addition to obtaining FDA approval for each product, each manufacturing establishment for new drugs must receive approval by the FDA. Manufacturing establishments, both foreign and domestic, are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies and must comply with the FDA's current cGMP regulations.

 .........The regulatory process, which includes preclinical studies and clinical trials of each compound to establish its safety and efficacy, takes many years and requires the expenditure of substantial resources. The Company has limited resources in the areas of product testing and regulatory compliance, and thus will have to expand capital to acquire and expand such capabilities, reach collaborative arrangements with third parties to provide these capabilities or contract with third parties to provide these capabilities in order to advance its products through the necessary regulatory approvals and prepare its products for commercialization and marketing. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal
prosecutions.   Further,  FDA  policy  may  change  and  additional   government
regulations may be established that could prevent or delay regulatory approval of the Company's potential products. The Company has filed an NDA for CORLOPAM which has not yet been approved. There can be no assurance that the Company will be able to submit NDAs for any other product and, if any such NDAs are submitted, that CORLOPAM or any others will be approved for marketing in any country. In addition, a marketed drug and its manufacturer are subject to continual review, and later discovery of previously unknown problems with a
product  or  manufacturer   may  result  in  restrictions  on  such  product  or
manufacturer, including withdrawal of the product from the market.

         In addition to the requirement for FDA approval of each pharmaceutical product, each pharmaceutical product manufacturing facility must be audited and approved by the FDA. The manufacturing and quality control procedures must conform to cGMP in order to receive FDA approval. Pharmaceutical product manufacturing establishments are subject to inspections by the FDA and local authorities as well as inspections by authorities of other countries. To supply pharmaceutical products for use in the U.S., foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA. Moreover, pharmaceutical product manufacturing facilities may also be regulated by state, local and other authorities.

         Both before and after approval is obtained, a pharmaceutical product, its manufacturer and the holder of the NDA for the pharmaceutical product are subject to comprehensive regulatory oversight. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information or require postmarketing testing and surveillance to monitor the safety or efficacy of the pharmaceutical product. Moreover, even if regulatory approval is granted, such approval may be subject to limitations on the indicated uses for which the pharmaceutical product may be marketed. Further, approvals  may be  withdrawn  if  compliance  with  regulatory  standards is not maintained or if problems with the pharmaceutical product occur following approval. Among the conditions for NDA approval, is the requirement that the manufacturer of the pharmaceutical product comply with cGMP. In addition, under an NDA, the manufacturer continues to be subject to facility inspection and the applicant must assume responsibility for compliance with applicable pharmaceutical product and establishment standards. Violations of regulatory requirements at any stage may result in various adverse consequences, including FDA refusal to accept a license application, total or partial suspension of license, delay in approval or refusal to approve the pharmaceutical product or pending marketing approval applications, warning letters, fines, injunctions, withdrawal of the previously approved pharmaceutical product or marketing approvals and/or the imposition of criminal penalties against the manufacturer and/or NDA holders. In addition, later discovery of previously unknown problems may result in new restrictions on such pharmaceutical product, manufacturer and/or NDA holders, including withdrawal of the pharmaceutical product or marketing approvals and pharmaceutical product recalls or seizures. The Company is dependent upon third party manufacturers to supply its products. The failure of any of these to meet the conditions described above could have a material adverse effect on the Company.

History of Losses; Future Profitability Uncertain

 .........The  Company  has a history of  operating  losses and  expects to incur substantial additional expenses with resulting quarterly losses over at least the next few years as it continues to develop its potential products and to devote significant resources to preclinical studies, clinical trials, and manufacturing. To date, the Company has not received regulatory approval to distribute any products. The time and resource commitment required to achieve market success for any individual product is extensive and uncertain and, in some cases, controlled by the Company's collaborators. No assurance can be given that the Company's, or any of its collaborative partners', product development efforts will be successful, that required regulatory approvals can be obtained, that potential products can be manufactured at an acceptable cost and with appropriate quality, or that any approved products can be successfully marketed.

 .........The  Company has not generated any material revenues from product sales or royalties from licenses to the Company's  technology.  The Company's revenues to date have consisted, and for the near future are expected to consist, principally of research and development funding, licensing and signing fees and milestone payments from pharmaceutical companies under collaborative research and development agreements. These revenues may vary considerably from quarter to quarter and from year to year, and revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements. In particular, revenues for the fourth quarter of 1996, which included several non-recurring payments in connection with new licensing agreements, may not be indicative of revenues in future quarters. While the Company historically has received significant revenue pursuant to certain of its collaborations, the Company has recognized all of the significant research and development and milestone revenue due under these
collaborations.   Although   the   Company   anticipates   entering   into   new
collaborations from time to time, the Company presently does not anticipate realizing non-royalty revenue from its new and proposed collaborations at levels
commensurate   with  the  revenue   historically   recognized  under  its  older
collaborations. Moreover, the Company anticipates that its operating expenses will continue to increase significantly as the Company increases its research and development, manufacturing, preclinical, clinical, administrative and patent activities. Accordingly, in the absence of substantial revenues from new corporate collaborations, royalties on CORLOPAM sales or other sources, the Company expects to incur substantial and increased operating losses in the foreseeable future as SNX-111 moves into later stage clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in additional manufacturing facilities or
capacity,   as  the  Company  defends  or  prosecutes  its  patents  and  patent applications, and as the Company invests in research or acquires additional technologies, product candidates or businesses. The amount of net losses and the time required to reach sustained profitability are highly uncertain. To achieve sustained profitable operations, the Company, alone or with its collaborative partners, must successfully discover, develop, manufacture, obtain regulatory approvals for and market its potential products. No assurances can be given that the Company will be able to achieve or sustain profitability, and results are expected to be able to achieve or sustain profitability, and results are expected to fluctuate from quarter to quarter.

Potential Volatility of Stock Price

         The market prices for securities of biotechnology companies (including the Company) have been highly volatile, and the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Factors such as results of clinical trials, delays in manufacturing or clinical trial plans, fluctuations in the Company's operating results, disputes or disagreements with collaborative partners, market reaction to announcements by other biotechnology or pharmaceutical companies, announcements of technological innovations or new commercial therapeutic products by the Company or its competitors, initiation, termination or modification of agreements with collaborative partners, failures or unexpected delays in manufacturing or in obtaining regulatory approvals or FDA advisory panel recommendations, developments or disputes as to patent or other proprietary rights, loss of key personnel, litigation, public concern as to the safety of drugs developed by the Company, regulatory developments in either the U.S. or foreign countries (such as opinions, recommendations or statements by the FDA or FDA advisory panels, health care reform measures or statements by the FDA or FDA advisory panels, health care reform measures or proposals), and general market conditions could result in the Company's failure to meet the expectations of securities analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail with respect to the Company's business, the price of Neurex' common stock would likely drop significantly. In the past, following significant drops in the price of a company's common stock, securities class action litigation has often been instituted against such a company. Such litigation against the Company could result in substantial costs and a diversion of management's attention and resources, which would have material adverse effect on the Company's business and financial condition.

Possible Future Requirements for Significant Additional Capital

         The Company's operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to increase significantly beyond current levels over at least the next two years as the Company expects to spend substantial funds to conduct clinical trials, to expand its research and development programs and to develop and expand its manufacturing capability. The Company believes that it will obtain profitable operations before the need for additional capital, but future capital requirements will depend on numerous factors, including, among others, the progress of the Company's product candidates in clinical trials; the continued or additional support by collaborative partners or other third parties of research and clinical trials; enhancement of research and development programs; the time required to gain regulatory approvals; the resources the Company devotes to self-funded products, manufacturing methods and advanced technologies; third party manufacturing commitments; the ability of the Company to obtain and retain funding from third parties under collaborative agreements; the development of internal marketing and sales capabilities; the demand for the Company's potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by the Company; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect the Company's proprietary technology. If these factors effect Company expectations, the Company may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all, and such financing may only be available on terms dilutive to existing stockholders. The inability of the Company to secure adequate funds on a timely basis could result in the delay or cancellation of programs that the Company might otherwise pursue and, in any event, could have a material adverse effect on the business and financial condition of the Company.

Environmental Regulation

         The Company is subject to federal, state and local laws and regulations governing the use, generation, manufacture, storage, discharge, handling and disposal of certain materials and wastes used in its operations, some of which are classified as "hazardous." There can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws, the Occupational Safety and Health Act, and state, local and foreign counterparts to such laws, rules and regulations as its manufacturing and research activities are increased or that the operations, business and future profitability of the Company will not be adversely affected by current or future laws, rules and regulations. The risk of accidental contamination or injury from hazardous materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. In any event, the cost of defending claims arising from such contamination or injury could be substantial. In addition, the Company cannot predict the extent of the adverse effect on its business or the financial and other costs that might result from any new government requirements arising out of future legislative, administrative or judicial actions.

Uncertainty Related to Health Care Industry

         The health care industry is subject to changing political, economic and regulatory influences that may significantly affect the purchasing practices and pricing of human therapeutics. Cost containment measures, whether instituted by health care providers or enacted as a result of government health administration regulators or new regulations, such as pricing limitations or formulary eligibility for dispensation by medical providers, could result in greater selectivity in the availability of treatments. Such selectivity could have an adverse effect on the Company's ability to sell its products and there can be no assurance that adequate third-party coverage will be available for the Company to maintain price levels sufficient to generate an appropriate return on its investment in product development. Third-party payors are increasingly focusing on the cost-benefit profile of alternative therapies and prescription drugs and challenging the prices charged for such products and services. Also, the trend towards managed health care in the U.S. and the concurrent growth of organizations such as health maintenance organizations, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices or reduced markets for the Company's products. The cost containment measures that health care providers and payors are instituting and the effect of any health care reform could adversely affect the Company's ability to sell its products and may have a material adverse effect on the Company. To date, the Company has conducted limited marketing studies on certain of its potential products and has not undertaken any pharmacoeconomic analysis with respect to its products under development. The cost containment measures and reforms that government institutions and third party payors are considering instituting could result in significant and unpredictable changes to the marketing, pricing and reimbursement practices of biopharmaceutical companies such as the Company. The adoption of any such measures or reforms could have a material adverse effect on the business and financial condition of the Company.

Technological Uncertainty

         The Company's research and product development efforts are based on novel alternative therapeutic approaches (including novel routes of administration) and new technologies, including prevention of neuronal damage due to ischemia, head trauma and other toxic insults, and the treatment of certain types of pain, which although widely studied, are not well understood. There is substantial risk that the Company's approaches and technologies will prove to be unsuccessful. The development of products by the Company will require the commitment of substantial resources to continue research, preclinical development and clinical trials necessary to bring such products to market and to establish production and marketing capabilities. Drug research and development by its nature is uncertain; there is a risk of failure at any stage and the time required and cost involved in successfully accomplishing the Company's objectives cannot be predicted. There can be no assurance that the Company will be successful in addressing these technological challenges or others that might arise during product development, or that others will not develop alternative therapies that will make the Company's treatment obsolete.

Competition and Associated Risks

          The biopharmaceutical industry is highly competitive. The Company's potential products are intended to address a wide variety of disease conditions, including neurological and cardiovascular. Competition with respect to these disease conditions is intense and is expected to increase. This competition involves, among other things, successful research and development efforts, obtaining appropriate regulatory approvals, establishing and defending intellectual property rights, successful product manufacturing, marketing, distribution, market and physician acceptance, patient compliance, price and potentially securing eligibility for reimbursement or payment for the use of the Company's product. The Company believes its most significant competitors may be fully integrated pharmaceutical companies with substantial expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and securing eligibility for reimbursement or payment, and substantially greater financial and other resources than the Company. Smaller companies also may prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations conduct research, seek patent protection, and establish collaborative arrangements for product development, clinical development and marketing. These companies and institutions also compete with the Company in recruiting and retaining highly qualified personnel. The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. The Company's competitors may develop and introduce other technologies or approaches to accomplishing the intended purposes of the Company's products which may render the Company's technologies and products noncompetitive and obsolete. Moreover, there can be no assurance the Company's products being developed will be considered cost effective and that reimbursement to the consumer will be available, or will be sufficient to allow the Company to sell such products on a competitive basis.


         The   therapeutic   areas  in  which   CORLOPAM  is  expected  to  be
commercialized are competitive. Competition in the malignant hypertension market includes a variety of parenterally and orally effective agents, such as sodium nitroprusside, nicardipine and nifedipine. The Company believes that sodium nitroprusside is the most widely prescribed agent for perioperative blood pressure control in the United States. The medical community views sodium nitroprusside, sold by Abbott Laboratories and other pharmaceutical companies, as an essential tool in controlling a patients blood pressure in emergency and perioperative settings. The Company believes CORLOPAM could be successfully commercialized against the competition because of the potential advantages offered by CORLOPAM in terms of safety, predictability of response and ease of use. However, there can be no assurance that such potential advantages will be recognized in the marketplace or that a product with a superior safety and efficacy profile will not be developed.

          SNX-111 is in development for the treatment of severe intractable opiate resistant chronic pain, acute pain and brain ischemia. Effective pharmacologic interventions do not currently exist. For this reason, the Company believes that, if approved by the FDA, SNX-111 can be successfully commercialized, and competitive products, unless clearly demonstrated to be superior to SNX-111, should not preclude successful introduction of the product to the market. However, there can be no assurance that a product with a superior safety and efficacy profile will not assume a dominant position in the market.


         The basic scientific area in which the Company is involved and the diseases and disorders it seeks to treat are characterized by extensive research efforts, rapid technological progress and intense competition from numerous organizations including pharmaceutical companies, biotechnology companies, universities, government agencies and nonprofit research organizations. New developments are expected to continue at a rapid pace in both industry and academia. Interest in the role of calcium and neurotransmitters has led to the development of a number of competitive research strategies primarily targeted at the nerve cell body. The Company believes that these competitive efforts are focused on classical calcium channels and glutamate receptors. Blockers of the three known types of glutamate receptors (NMDA, AMPA and kainate) have been synthesized and serve to block the action of glutamate on the target nerve cell after the neurotransmitter is secreted. Some of these compounds have entered clinical studies for neuroprotection following ischemia, and it is possible that these or other compounds may prove to be efficacious, in which case physicians may view them to have characteristics which are superior to or complementary with those of Neurex' compounds. It is uncertain whether a multi-drug approach may be useful or desirable in the treatment of the Company's target indications, and what effect the approval of a glutamate receptor blocker would have in the competitive marketplace. Many of the Company's competitors have significantly greater research and development, marketing, financial and human resources than Neurex and represent significant long-term competition. There can be no assurance that the Company's competitors will not succeed in developing technologies and products which are more effective than those developed by the Company or which would render the Company's technology and products less competitive or obsolete.

         Any potential product that the Company succeeds in developing and for which it gains regulatory approval must then compete for market acceptance and market share. For certain of the Company's potential products, an important factor will be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market is expected to be an important determinant of market success. Other competitive factors include the capabilities of the Company's collaborative partners, product efficacy and safety, timing and scope of regulatory coverage, the amount of clinical benefit of the Company's products relative to their cost, method of administration, price and patent protection. There can be no assurance that the Company's competitors will not develop more efficacious or more affordable products, or achieve earlier product development completion, patent protection, regulatory approval or product commercialization than the Company. The occurrence of any of these events by the Company's competitors could have material adverse effect on the business and financial condition of the Company.

Product Liability Claims and Uninsured Risks

         The testing, marketing and sale of human pharmaceutical products involves unavoidable risks. The use of any of the Company's potential products in clinical trials and the sale of any of its products may expose the Company to potential liability resulting from the use of such products. Such liability might result from claims made directly by consumers or by regulatory agencies, pharmaceutical companies or others selling such products. The Company currently has clinical trial and product liability insurance coverage. The Company will seek to maintain and appropriately increase such insurance coverage as clinical development of its product candidates progresses and if and when its products are ready to be commercialized. There can be no assurance that the Company will be able to obtain such insurance or, if obtained, that such insurance can be acquired at a reasonable cost or in sufficient amounts to protect the Company against such liability. The obligation to pay any product liability claim in excess of whatever insurance the Company is able to acquire, or the recall of any of its products, could have a material adverse effect on the business, financial condition and future prospects of the Company.


Employees


         As of December 31, 1996, Neurex employed 75 individuals full time, 27 of whom hold doctorate degrees. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies, as well as university laboratories. The Company is highly dependent upon the principal members of its scientific and management staff, the loss of whose services might impede the achievement of the Company's business objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to the Company's success. Although the Company believes it will be successful in attracting and retaining skilled and experienced scientific personnel, there can be no assurance that the Company will be able to attract and retain such personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and other research institutions for experienced scientists. In addition, Neurex' anticipated growth and expansion into areas and activities requiring additional expertise in clinical testing, regulatory approval, manufacturing and marketing are expected to place increased demands on the Company's resources and management skills. These demands will require the addition of new management personnel and the development of additional expertise by existing personnel. The failure to retain such personnel to develop or acquire this expertise could adversely affect prospects for the Company's success. The Company maintains keyman insurance policies on its Chief Executive Officer and Executive Vice
President of Development. None of the Company's employees are covered by collective bargaining agreements and management considers its relations with its employees to be good.



ITEM 2. FACILITES

         Neurex executive offices and research and development facilities are located at 3760 Haven Avenue, Menlo Park, California, 94025, and its telephone number is (415) 853-1500. The Company occupies a 34,500 square foot facility under a lease which expires in June 2001. The Company has an option to renew the lease for five years. Approximately 22,500 square feet are laboratory space, 6,600 square feet are administrative space and 5,400 square feet remain available for laboratory or manufacturing expansion. The facility contains office space and laboratories designed specifically for the Company's research.

         On December 12, 1996, the Company entered into a one year lease agreement commencing January 1, 1997 covering approximately 6,315 square feet of additional office space located in Menlo Park near the Company's headquarters. The new leased office space will be for expanded development and clinical research activities.

 ..................
ITEM 3. LEGAL PROCEEDINGS

         The Company is not party to any material legal proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the fourth quarter of the Company's fiscal year ended December 31, 1996, no matters were submitted to a vote of securityholders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Since the Company's initial public offering of its common stock, $0.01 par value ("Common Stock"), on September 22, 1993, the Company's Common Stock has been traded on the NASDAQ National Market System under the symbol NXCO. The closing price of the Company's Common Stock on Tuesday, March 11, 1997 was $15.00 per share. No cash dividends have been paid to date by the Company on its Common Stock. The Company does not anticipate the payment of dividends in the foreseeable future. As of March 11, 1997, there were approximately 4,000 stockholders of record.

         The following table sets forth the high and low bid prices of Neurex Common Stock, as reported by NASDAQ for the calendar periods indicated:

Calendar Year                       High                            Low
-----------------------    -----------------------         --------------------
1995
First Quarter                   $   2.25                       $   0.88
Second Quarter                      2.00                           1.50
Third Quarter                       6.38                           1.88
Fourth Quarter                      9.00                           4.25
1996
First Quarter                      21.75                           7.25
Second Quarter                     24.50                           16.50
Third Quarter                      22.25                           13.25
Fourth Quarter                     17.75                           12.00

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

                   Summary Consolidated Financial Information
                      (In thousands, except per share data)
                                                                                        Years ended
                                          --------------------------------------------------------------------------
              Consolidated                                                September 30,               December 31,
                                            ---------------------------------------------------------
                       Statement of Operations Data:       1992        1993        1994(4)        1995        1996
                 -----------------------------------   --------    --------    --------       --------    --------
                 -----------------------------------   --------    --------    --------       --------    --------
                 Revenues ..........................   $  1,948    $  1,679    $  2,132       $  2,662    $  3,576
                 Research and development expenses .      5,284       6,233       8,477         10,607      19,663
                 Acquired in-process research and
                 development(1) ....................       --          --        10,153           --          --
                 General and administrative expenses      1,607       2,083       1,933          2,079       3,923
                                                       --------    --------    --------       --------    --------
                 Loss from operations ..............     (4,943)     (6,637)    (18,431)       (10,024)    (20,010)
                 Interest income (expense), net ....        (71)       (580)        463             35       3,534
                                                       --------    --------    --------       --------    --------
                 Net loss ..........................   $ (5,014)   $ (7,217)   $(17,968)      $ (9,989)  $(16,476)
                                                       ========    ========    ========       ========    ========
                                                       ========    ========    ========       ========    ========
                 Net loss per share(2) .............   $  (4.39)   $  (5.92)   $  (1.70)      $  (0.80)   $  (0.80)
                                                                                                                (3)
                                                       ========    ========    ========       ========    ========
                                                       ========    ========    ========       ========    ========
                 Shares used in net loss per share
                 computation .......................      1,143       1,218      10,548         12,499      20,680



                         Three months ended December 31,
                        ---------------------------------
Consolidated
Statement of Operations Data: ..........................       1994(4)        1995
--------------------------------------------------------   --------       --------
                                                        (unaudited)
Revenues ...............................................   $     74       $    158
Research and development expenses ......................      2,399          2,781
General and administrative expenses ....................        541            595
                                                           --------       --------
Loss from operations ...................................     (2,866)        (3,218)
Interest income (expense), net .........................         78            192
                                                           --------       --------
Net loss ...............................................   $ (2,788)      $ (3,026)
                                                           ========       ========
                                                           ========       ========
Net loss per share(2) ..................................   $  (0.23)      $  (0.17)
                                                           ========       ========
                                                           ========       ========
Shares used in net loss per share
computation ............................................     12,302         17,423


(1) The acquired in-process research and development charges resulted from the Creagen acquisition in July 1994 ($8.8 million) and the CORLOPAM licensing fee in April 1994 ($1.4 million).
(2) For a description of the computation of net loss per share, see Note 1 of Notes to Consolidated Financial Statements.
(3) Net loss per share includes a $0.96 per share charge for acquired in-process research and development and licensing fees resulting from the Creagen acquisition and the CORLOPAM licensing fee; loss per share without these charges would have been $0.77 per share.
(4) The operating results of Creagen, Inc. have been included in the Company's consolidated results from the date of acquisition, July 15, 1994.




ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA (CONT.)



                                                                          September 30,                 December 31,
                                            ---------------------------------------------------------
                           Consolidated
                           Balance Sheet Data: ......       1992        1993        1994(2)        1995        1996
                -------------------------------------   --------    --------    --------       --------    --------
                -------------------------------------   --------    --------    --------       --------    --------
                Cash, cash equivalents and short-term
                investments .........................   $  4,037    $ 18,555    $ 11,385       $ 12,753    $ 77,369
                Total assets ........................      5,651      19,774      13,500         17,617      89,571
                Long-term obligations ...............         33          18         174          8,161       1,964
                Accumulated deficit .................    (21,136)    (28,353)    (46,320)       (56,309)    (75,811)
                Stockholders' equity (deficiency)(1)        (623)     17,517       9,022          3,289      79,958

(1)    No dividends have been declared or paid on the common stock.
(2) The operating results of Creagen, Inc. have been included in the Company's consolidated results from the date of acquisition, July 15, 1994.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since commencement of operations in October 1986, Neurex has devoted substantially all of its resources to its research and development programs. The Company has been unprofitable since inception and expects to incur significant and increasing losses over at least the next few years in order to continue clinical development and to commercialize its products. As of December 31, 1996, the Company's cumulative net loss was $75,811,000. The Company's principal sources of working capital have been public and private equity financings, convertible notes payable including the convertible note payable to Medtronic, Inc., a stockholder (the " Medtronic Note"), milestone and other payments from collaborative research and development agreements, license fees, interest income, lease financings and research grants. The Company has not generated any product sales.

         The Company's business is subject to significant risks, including, but not limited to the success of its research, development, commercialization, product acceptance and capital raising efforts, uncertainties associated with obtaining and enforcing patents important to the Company's business, the lengthy and expensive regulatory process, and possible competition from other products. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, fail to receive the necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market or be precluded from commercialization by the proprietary rights of third parties. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse impact on the Company's financial condition, results of operations and cash flows.

         In July 1996, the Company changed its fiscal year end from September 30 to December 31, effective with the 12 months ended December 31, 1996. The information for the three month period ended December 31, 1994, is unaudited, but in the Company's opinion, the accompanying condensed interim financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

Results of Operations

Years Ended December 31, 1996 and September 30, 1995 and 1994

         Revenues were  $3,576,000,  $2,662,000 and $2,132,000 in 1996, 1995 and
1994, respectively. Revenues in 1996 consisted primarily of a license fee from Grunenthal of $1,581,000 and research and development expense reimbursement payments from Warner-Lambert of $1,730,000. Revenues in 1995 consisted primarily of a license fee from Grnenthal of $1,667,000, the recognition of a milestone payment from Medtronic of $500,000 and research and development expense reimbursement payments from Warner-Lambert. Revenues in 1994 consisted primarily of milestone payments from Warner-Lambert of $1,000,000, and $1,111,000 from the Company's agreement with Ono Pharmaceutical Co., Ltd. ("Ono"), which expired on May 31, 1994. Other revenue in 1996, 1995 and 1994 consisted primarily of government grants which fluctuate based upon the timing and performance of the various grants. The Company expects activity under collaborative agreements and government grants and related revenues to continue to fluctuate in the future.

         Research and development expenses were $19,663,000, $10,607,000 and $8,477,000 in 1996, 1995 and 1994, respectively. Research and development expenses in 1996, 1995 and 1994 represent 83%, 84% and 81%, respectively, of total ongoing operating expenses. Research and development expenses in 1996 increased $9,056,000 or 85% over 1995, due primarily to increased expenses in clinical study activities and SNX-111 bulk drug procurement expenditures for Phase II/III malignant and non-malignant pain studies. Research and development expenses in 1995 increased by $2,130,000 or 25% over 1994, due primarily to expenses associated with the research collaboration with VRL. In addition, increased research and development expenses in 1995 resulted from the Company's Phase II clinical studies for SNX-111 in head trauma and CABG surgery, as well as Phase I/II studies for SNX-111 for the treatment of pain. The Company expects research and development expenses to increase significantly over the next several years.

         Acquired in-process research and development of $10,153,000 in 1994 was due to the cost of licensing CORLOPAM ($1,400,000) from SmithKline in April and the July acquisition of Creagen ($8,753,000). These transactions were financed primarily by the issuance of 1,976,400 shares of Neurex common stock with a fair market value of $7,755,000, and $939,000 of amounts payable at subsequent dates.

         General and administrative expenses were $3,923,000, $2,079,000 and $1,933,000 in 1996, 1995 and 1994, respectively. General and administrative expenses increased by 89% in 1996 as compared to 1995 primarily due to higher corporate and patent legal expenses, other professional fees and employment related expenses. General and administrative expenses increased by 8% in 1995 as compared to 1994 due to employment related expenses. As the Company continues its clinical development and commercialization of its products, the Company expects general and administrative expenses to increase over the next several years.

         Interest income was $3,720,000, $291,000 and $517,000 in 1996, 1995 and
1994, respectively. Interest income increased substantially in 1996 compared to 1995 due primarily to higher levels of invested funds during the period as a result of the public offering in May 1996. Interest income decreased in 1995 compared to 1994 due primarily to lower levels of invested funds during the period.

         Interest  expense was $186,000,  $256,000 and $53,000 in 1996, 1995 and
1994, respectively. Interest expense decreased in 1996 as compared to 1995 primarily due to the conversion of the Medtronic Note into equity in October 1995. Interest expense increased substantially in 1995 as compared to 1994 primarily because of the Medtronic Note and the use of capital leases to fund capital expenditures.

         As of December 31, 1996, the Company had federal net operating loss carryforwards of approximately $49,200,000. The net operating loss carryforwards will expire at various dates beginning in 2001 through 2011, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.


Three months ended December 31, 1995 and 1994

         Revenues were $158,000 and $74,000 for the three months ended December 31, 1995 and 1994, respectively. Revenues in both periods consisted primarily of expense reimbursements from a related party.

         Research and Development expenses increased by $382,000 or 16% to $2,781,000 for the three months ended December 31, 1995 compared to $2,399,000 in the earlier period. The increase was due primarily to increased clinical study expenses related to the Company's Phase III clinical studies for CORLOPAM.

         General and administrative expenses increased $54,000 or 10% to $595,000 for the three months ended December 31, 1995 compared to $541,000 in the earlier period primarily due to higher employment related expenses.

         Interest income increased to $308,000 for the three months ended December 31, 1995 compared to $83,000 in the earlier period. The increase was due to the increase in cash available for investments as the result of the successful completion of the directed public offering on October 16, 1995.

          Interest expense increased to $116,000 for the three months ended December 31, 1995 compared to $5,000 in the earlier period primarily due to the Medtronic Note.



Liquidity and Capital Resources

         For the years ended December 31, 1996 and September 30, 1995, cash expenditures for operating activities and additions to capital equipment were $12,749,000 and $10,528,000, respectively. The Company anticipates that these expenditures will increase significantly in future periods.

         The Company had available cash, cash equivalents, short-term and long-term investments of $87,242,921 at December 31, 1996, and $12,753,457 at September 30, 1995. The increase during 1996 results primarily from issuances of common stock, which more than offset cash used for operations.

          In May 1996, the Company completed the sale of 3,450,000 shares of common stock at $22.75 per share which raised approximately $74,000,000, net of commissions.

         On October 16, 1995, the Company completed the sale of 3,000,000 shares of common stock at $4.50 per share in a directed public offering. The offering triggered the conversion of $6,500,000 of the Medtronic Note, plus related interest of $190,576 through October 16, 1995, into common stock at a conversion price of $4.625 per share. The remaining $1,500,000 of the Medtronic Note converted into a prepaid milestone fee, which, if not earned by April 30, 1998, will be repaid with interest. The offering also triggered the obligation of Warner-Lambert to purchase $3,000,000 of additional equity in the Company. The first purchase of $1,500,000 was made on November 13, 1995 for 333,334 shares. The second purchase of $1,500,000 was made on March 29, 1996 for 75,263 shares.

          In August 1995, the Company completed a private placement of 1,000,000 shares of common stock at $3.50 per share.

         In October 1994, the Company entered into a $1,200,000 equipment line of credit and during the year ended September 30, 1995, the Company drew down $664,000 of this line of credit. The line of credit has now expired.

         The Company expects to continue to incur substantial additional operating losses from costs related to continuation and expansion of research and development, including clinical studies and increased administrative activities over at least the next few years. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its current and planned operations through the foreseeable future. However, the Company's requirements may change depending on numerous factors, including, but not limited to, the progress of the Company's research and development programs, the results of clinical studies, the number and nature of the indications the Company pursues in clinical studies, the timing of domestic and foreign regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products and the status of competitive products. In addition, expenditures will be dependent on the Company's ability to establish and continue collaborative relationships with other companies, the availability of financing and other factors. The Company plans to continue to fund its short and long-term operations using a combination of public and private equity and debt offerings, and payments from the licensing, sublicensing and/or sales of its intellectual property rights. If such funds are not obtained, the Company may need to delay or curtail its research and development activities to a significant extent.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                                                         Page
                                                                                                        Number
Report of Ernst & Young LLP, Independent Auditors..................................................       38

Consolidated Balance Sheets at September 30, 1995 and December 31, 1996............................       39

Consolidated Statements of Operations for the years ended September 30, 1994 and 1995 and December
     31, 1996......................................................................................       40

Consolidated Statements of Operations for the three month periods ended December 31, 1994 and 1995.
                                                                                                          41

Consolidated Statements of Stockholders' Equity (Net Capital Deficiency) for the years ended
     September 30, 1994 and 1995 and December 31, 1996 and for the three month period ended
     December 31, 1995.............................................................................       42

Consolidated statements of Cash Flows for the years ended September 30, 1994 and 1995 and December
     31, 1996 .....................................................................................       43

Consolidated statements of Cash Flows for the three month periods ended December 31, 1994
     (unaudited) and 1995..........................................................................       44

Notes to Consolidated Financial Statements.........................................................       45


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Neurex Corporation

         We have audited the accompanying consolidated balance sheets of Neurex Corporation as of September 30, 1995 and December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1994 and 1995 and December 31, 1996 and for the three month period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neurex Corporation at September 30, 1995 and December 31, 1996, and the consolidated results of its operations and its cash flows for the years ended September 30, 1994 and 1995 and December 31, 1996 and the three month period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                               ERNST & YOUNG LLP



Palo Alto, California
February 14, 1997


                                                NEUREX CORPORATION

                                            CONSOLIDATED BALANCE SHEETS

                                                      ASSETS
                                                                                September 30,  December 31,
                                                                                    1995          1996
                                                                                 -----------   ----------
                                                                                 -----------   ----------
Current assets:
Cash and cash equivalents ....................................................   $ 9,794,387   $40,551,609
Short-term investments .......................................................     2,959,070    36,816,948
Receivables ..................................................................        12,189        46,022
Receivable - Warner-Lambert, a stockholder ...................................     2,510,377         --
Prepaid expenses .............................................................       261,076       334,777
                                                                                 -----------   ----------
                                                                                 -----------   ----------
Total current assets .........................................................    15,537,099    77,749,356
Property and equipment, net ..................................................     1,660,865     1,747,613
Note receivable from officer .................................................       110,493      123,215
Long-term investments ........................................................          --       9,874,364
Other assets, net ............................................................       308,931        76,724
                                                                                 -----------   ----------
                                                                                 $17,617,388   $89,571,272
                                                                                 ===========   ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................   $                    $
                                                                        655,962            1,960,832
   Accrued wages and benefits................................           331,632              458,024
   Accrued payables to related parties.......................           361,410               50,000
   Accrued clinical and preclinical testing..................           718,097            2,508,788
   Product acquisition payable - related party...............           650,000                   --
   Other accrued liabilities.................................           570,478              621,159
   Deferred revenue .........................................                --            1,043,420
   Deferred revenue - Warner Lambert, a stockholder..........         2,400,000              803,000
   Notes payable to stockholder..............................           288,513                   --
   Current portion of capital lease obligations..............           191,611              204,398
                                                                -------------------  -----------------
         Total current liabilities...........................         6,167,703            7,649,621
Long-term capital lease obligations..........................           566,960              294,559
Convertible note payable to Medtronic, Inc., a stockholder...         7,594,117                   --
Prepaid milestone repayable to Medtronic, Inc., a stockholder                --            1,669,344
Commitments
Stockholders' equity:
   Convertible preferred stock, $ .01 par value; authorized:
     15,000,000 shares; none outstanding.....................                --                   --
   Common stock, $ .01 par value; authorized:  45,000,000
     shares; issued and outstanding  13,404,147 shares at
     September 30,   1995 and 22,036,080 shares at December             134,042              220,361
     31, 1996 ...............................................
   Additional paid-in capital................................        59,782,154          155,598,852
   Deferred compensation.....................................          (288,101)             (41,307)
   Unrealized loss on investments ...........................           (30,225)              (9,541)
   Accumulated deficit.......................................       (56,309,262)         (75,810,617)
                                                                -------------------  -----------------
Total stockholders' equity...................................         3,288,608           79,957,748
                                                                -------------------  -----------------
                                                                ===================  =================
                                                                $      17,617,388    $     89,571,272
                                                                ===================  =================

                                              See accompanying notes.

                               NEUREX CORPORATION

                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS

                                                Years ended
                  -------------------------------------------------------------
                                  September 30,    September 30,   December, 31
                                      1994            1995            1996
                                  ------------    ------------    ------------
                                                  ------------    ------------
Revenues:
Related parties ...............   $  1,000,000    $    896,499    $  1,883,904
Other .........................      1,131,670       1,765,113       1,691,653
                                  ------------    ------------    ------------
                                                  ------------    ------------
                                     2,131,670       2,661,612       3,575,557
Costs and expenses:
Research and development ......      8,476,891      10,606,575      19,662,484
Acquired in-process research
and development ...............     10,153,313            --              --
General and administrative ....      1,932,722       2,079,060       3,922,682
                                  ------------    ------------    ------------
                                                  ------------    ------------
Total costs and expenses ......     20,562,926      12,685,635      23,585,166
                                                  ------------    ------------
                                                  ------------    ------------
Loss from operations ..........    (18,431,256)    (10,024,023)    (20,009,609)
Interest income ...............        516,606         291,395       3,719,677
Interest expense ..............        (52,958)       (256,310)       (185,775)
                                  ------------    ------------    ------------
                                                                  ------------
Net loss ......................   $(17,967,608)   $ (9,988,938)   $(16,475,707)
                                                                  ============
                                                  ============    ============
Net loss per share ............          (1.70)          (0.80)          (0.80)
                                                                  ============
                                                  ============    ============
Shares used in net loss per
share computation .............     10,548,240      12,498,913      20,680,288


                                            See accompanying notes.



















                                                NEUREX CORPORATION

                                                     CONSOLIDATED
                                               STATEMENTS OF OPERATIONS


                                                            Three
                                                         months ended
                                      ----------------------------------------
                                                          December 31,    December 31,
                                                              1994           1995
                                                         ------------    ------------
                                                          (unaudited)
Revenues:
Related parties ......................................   $     68,200    $    158,000
Other ................................................          5,342            --
                                                         ------------    ------------
                                                         ------------    ------------
                                                               73,542         158,000
Costs and expenses:
Research and development .............................      2,399,097       2,780,538
General and administrative ...........................        540,582         595,103
                                                         ------------    ------------
                                                         ------------    ------------
Total costs and expenses .............................      2,939,679       3,375,641
                                                                         ------------
                                                         ------------    ------------
Loss from operations .................................     (2,866,137)     (3,217,641)
Interest income ......................................         82,995         308,283
Interest expense .....................................         (4,548)       (116,290)
                                                         ------------    ------------
                                                                         ------------
Net loss .............................................   $ (2,787,690)   $ (3,025,648)
                                                         ============    ============
Net loss per share ...................................   $               $
                                                                (0.23)          (0.17)
                                                         ============    ============
Shares used in net loss per
share computation ....................................     12,301,581      17,422,965


                                            See accompanying notes.


                                                NEUREX CORPORATION
                                                   CONSOLIDATED
                                        STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  Note                           Total stockholders'
                                                     Additional                 receivable   Unrealized                      equity
                                       Common         paid-in        Deferred     from        loss on   Accumulated
                                        stock         capital      compensation  officer    investments   deficit
                                       --------------------------------------------------------------------------------------------
Balances at September 30, 1993..        $99,402      $46,501,281      $(718,894   (12,500)        --    $(28,352,716)   $17,516,573
Forgiveness of note receivable from
officer                                      --               --               --  12,500         --              --         12,500
Amortization of deferred
compensa-tion, net of                        --           15,650)        199,602      --         --              --         183,952
cancellations
1,876,400 shares of common stock
issuable to shareholders of
Creagen, Inc.                            18,764        7,336,723               --      --         --              --       7,355,487
Issuances of 481,668 shares of
common stock                              4,817        1,915,997               --      --         --              --       1,920,814
Net loss                                     --               --               --      --         --     (17,967,608)   (17,967,608)
                                                                                                                        ------------
                                                                                                        ------------    ------------
Balances at September 30, 1994..        122,983       55,738,351         (519,292)     --         --     (46,320,324)      9,021,718
Issuance of warrant to purchase
169,646 shares of common stock .             --          460,000               --      --         --              --         460,000
Amortization of deferred
compensa-tion net of                         --           (7,149)         231,191      --         --              --         224,042
cancellations
Sale of 1,000,000 shares of
common stock at $3.50 per share          10,000        3,490,002               --      --         --              --       3,500,002
Issuance of 105,862 shares of
common stock                              1,059          100,950               --      --         --              --         102,009
Unrealized losses on
available-for-sale investments..             --               --               --      --    (30,225)             --         30,225)
Net loss                                     --               --               --      --         --      (9,988,938)    (9,988,938)
                                                                                                                        ------------
                                                                                                        ------------    ------------
Balances at September 30, 1995..        134,042       59,782,154         (288,101)     --    (30,225)    (56,309,262)     3,288,608
Amortization of deferred
compensa-tion net of                         --          (23,477)          68,362      --         --              --         44,885
cancellations
Sale of 3,000,000 shares of
common stock at $4.50 per share
net of issuance costs of                 30,000       12,260,000               --      --         --              --      12,290,000
                                                                                                                          $1,210,000
Conversion of note payable to
Medtronic, Inc. and related
accrued interest to 1,446,610
shares of common stock                   14,466        6,676,110               --      --         --              --      6,690,576
Transfer of unamortized discount
on the conversion of note payable
to Medtronic, Inc.                           --         (318,787)              --      --         --              --       (318,787)
Sale of 333,334 shares of common
stock to Warner-Lambert                   3,333        1,496,667               --      --         --              --      1,500,000
Net issuances of 25,006 shares of
common stock on the exercise of
stock options                               250           37,046               --      --         --              --         37,296
Unrealized gains on
available-for-sale investments .             --               --               --      --     27,541              --          27,541
Net loss                                     --               --               --      --         --      (3,025,648)    (3,025,648)
                                                                                                                        ------------
                                                                                                        ------------    ------------
Balances at December 31, 1995           182,091       79,909,713         (219,739)     --     (2,684)    (59,334,910)     20,534,471
Amortization of deferred
compensa-tion                                --               --          178,432      --         --              --         178,432
Sale of 75,263 shares of common
stock to Warner-Lambert                     753        1,499,247               --      --         --              --       1,500,000
Issuance of 79,315 shares of
common stock under the stock                793          317,278               --      --         --              --         318,071
purchase plan
Net issuances of 222,405 shares
of common stock on the exercise
of stock options                          2,224          334,517               --      --         --              --         336,741
Sale of 3,450,000 shares of
common stock at $22.75 per share
net of issuance costs of                 34,500       73,538,097               --      --         --              --      73,572,597
                                                                                                                          $4,914,903
Unrealized losses on
available-for-sale investments .             --               --               --      --     (6,857)             --         (6,857)
Net loss                                     --               --               --      --         --     (16,475,707)   (16,475,707)
                                                                                                        ------------    ------------
                                                                                                        ------------    ------------
Balances at December 31, 1996          $220,361     $155,598,852          (41,307)           $          $              $(75,810,617)
                                                                                                  --          (9,541)   $79,957,748
                                                                                                                        ============

                                                                                                                        ============

                                              See accompanying notes.

                               NEUREX CORPORATION
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents

                                                                 Years ended

                                                September 30,      September 30,      December 31,
                                                    1994                1995               1996
                                           --------------------------------------------------------
Cash flows used for operating activities:
   Net loss.............................      $ (17,967,608)     $  (9,988,938)     $ (16,475,707)
   Adjustments to reconcile net loss to
     net cash used for
     operating activities:
    Depreciation and amortization.....              329,944            334,877            425,978
    Acquired in-process research and              8,405,487                 --
      development.......................
    Noncash expenses from stock, debt               191,832            332,159            203,297
      and warrant issuances.............
    Changes in assets and liabilities:
           Notes receivable from officer           (101,268)            (9,225)           (10,287)
           Receivables..................            (38,901)        (2,448,550)           464,676
           Prepaid expenses.............           (321,981)           164,222           (128,167)
           Accounts payable.............           (359,419)          (358,986)         1,614,341
           Accrued and other liabilities             15,111            194,671          2,093,355
           Deferred credit/revenue .....            500,000          1,900,000           (395,580)
                                           --------------------------------------------------------
      Net cash used for operating                (9,346,803)        (9,879,770)       (12,208,094)
      activities........................
                                           --------------------------------------------------------
                                           --------------------------------------------------------
Cash flows from investing activities:
   Acquisition, net of cash balances ...          1,126,635                 --                 --
   Purchases of property and equipment..           (411,773)          (647,810)          (541,081)
   Purchases of short-term investments..        (13,450,181)        (1,963,027)      (269,426,258)
   Sales of short-term investments......          2,614,067          6,120,093        107,236,122
   Maturities of short-term investments.            989,927          2,699,826        137,547,805
   Payment of notes payable to                           --                 --           (288,513)
     stockholder........................
                                           --------------------------------------------------------
      Net cash provided by (used for)            (9,131,325)         6,209,082        (25,471,925)
      investing activities..............
                                           --------------------------------------------------------
                                           --------------------------------------------------------
Cash flows from financing activities:
   Sales of common stock (net of                  1,512,934          3,548,011         75,727,409
     repurchases) ......................
   Proceeds from sale and leasebacks ...                 --            664,395                 --
   Long-term debt and capital lease                 (50,771)          (143,264)          (212,723)
     repayments.........................
   Proceeds from issuance of                             --          8,000,000                 --
     convertible debt ..................
   Other assets  .......................                 --           (142,986)            61,826
                                           --------------------------------------------------------
                                           --------------------------------------------------------
      Net cash provided by financing              1,462,163         11,926,156         75,576,512
       activities.......................
                                           --------------------------------------------------------
                                           --------------------------------------------------------
Net increase (decrease) in cash and             (17,015,965)         8,255,468         37,896,493
   cash equivalents ....................
Cash and cash equivalents at beginning           18,554,884          1,538,919          2,655,116
   of year.....................
                                           --------------------------------------------------------
                                           ========================================================
Cash and cash equivalents at end of           $   1,538,919      $   9,794,387      $40,551,609
   year .......................            ========================================================
                                           ========================================================
Supplemental disclosures of noncash investing and financing activities:
   Property and equipment acquired            $     226,828      $          --      $          --
     under capital lease.......
                                           ========================================================
   Stock issued in acquisition and for        $                  $          --      $          --
     licensing fees ...........                   7,755,487
                                           ========================================================
Supplemental disclosures of cash flow information:
   Cash paid for interest...............      $                  $      75,000      $
                                                     55,000                                58,000
                                           ========================================================

                                              See accompanying notes.



                               NEUREX CORPORATION
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents

                                                                   Three
                                                                months ended
                                               December 31,       December 31,
                                                  1994               1995
                                         --------------------------------------
                                              (unaudited)
Cash flows used for operating activities:
   Net loss.............................      $  (2,787,690)  $
                                                                    (3,025,648)
   Adjustments to reconcile net loss to
     net cash used for
     operating activities:
    Depreciation and amortization.....               81,500            135,994
    Noncash expenses from stock, debt                43,450             86,362
      and warrant issuances.............
    Conversion of interest on debt
      convertible into common stock.....                 --             41,206
    Changes in assets and liabilities:
           Receivables..................            (36,773)         2,009,433
           Prepaid expenses.............            (63,886)            54,466
           Other long-term assets.......             (2,231)                --
           Accounts payable.............           (171,956)          (309,471)
           Accrued and other liabilities            (14,058)          (725,269)
           Deferred credit/revenue .....            (20,950)          (158,000)
                                           ------------------------------------
      Net cash used for operating
      activities........................         (2,972,594)        (1,890,927)
                                           ------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment..           (394,566)           (80,244)
   Purchases of short-term investments..         (1,045,000)       (46,583,054)
   Sales of short-term investments......          2,626,094         25,541,912
   Maturities of short-term investments.                 --          1,971,916
                                           ------------------------------------
      Net cash provided by (used for)
      investing activities..............          1,186,528        (19,149,470)
                                           ------------------------------------

Cash flows from financing activities:
   Sales of common stock (net of                      6,117         13,948,018
     repurchases) ......................
   Proceeds from sale and leasebacks ...            343,524                 --
   Long-term debt and capital lease
     repayments.........................            (24,241)           (46,892)
                                        --------------------------------------
      Net cash provided by financing
       activities.......................           325,400         13,901,126
                                        --------------------------------------

Net increase (decrease) in cash and
   cash equivalents ....................         (1,460,666)        (7,139,271)
Cash and cash equivalents at beginning
   of period...................                   1,538,919          9,794,387
                                                     -------------------
                                           ====================================
Cash and cash equivalents at end of
   period .....................                      78,253          2,655,116
                                          =====================================
                                          =====================================
Supplemental disclosures of noncash investing and financing activities:
   Conversion of debt to common stock...      $          --        $ 6,371,789

Supplemental disclosures of cash flow information:
   Cash paid for interest...............      $       5,000           $ 20,000

=========================================  ====================================

                             See accompanying notes.

                               NEUREX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of significant accounting policies

         Organization

         Neurex was incorporated in Delaware on October 15, 1986 to develop products for the treatment of diseases based upon advances in neuroscience technology and other therapeutic areas with unmet medical needs.

         Change in Year End

         In July 1996, the Company changed its fiscal year end from September 30 to December 31, effective with the 12 months ended December 31, 1996. The information for the three month period ended December 31, 1994, is unaudited, but in the Company's opinion, includes all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows.

         Principles of consolidation

         The consolidated financial statements include the accounts of Neurex and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

         Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

          Cash , cash equivalents, short-term and long-term investments and credit risk
         Cash and cash equivalents consist of cash held in U.S. banks, time deposits and other highly liquid investments with a maturity of 90 days or less from the date of purchase. Cash equivalents are readily convertible into cash and have insignificant interest rate risk. Short-term and long-term investments include corporate fixed income obligations and U.S. government notes with a maximum maturity of three years, short-term investments mature within one year of the balance sheet date. The Company's investment policy stipulates that a diversified portfolio be maintained and invested in a manner appropriate for the Company's primary business operations. The policy defines investment objectives to provide optimal investment return within constraints to optimize safety and liquidity.

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.
Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Interest on securities classified as held-to-maturity is included in interest income.

         Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income or expense. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

         Stock-Based Compensation

         Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with the provisions of SFAS 123, the Company measures stock-based compensation expense using the intrinsic-value method as prescribed by Accounting Principle Board Opinion No. 25 and related interpretations and, accordingly, recognizes no compensation expense for stock option grants to employees and directors with an exercise price equal to the fair-market value of the shares at the date of grant. Note 6 contains a summary of the pro forma impact to the reported net loss for 1996 on the basis that the Company had elected to recognize compensation expense based on the fair-value method as described in SFAS 123. There was no effect of adopting SFAS 123 on the Company's financial position or results of operations.

         Property and equipment

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives, generally five to seven years. Leasehold improvements and assets under capitalized leases are amortized over the lease term or the estimated useful life, whichever is shorter.

         Revenue recognition

         Revenue consists of grants, license fees, research and development milestone payments and reimbursements for research and development expenses from collaborative partners. Grant revenues and research and development revenues are recognized when earned. License fees are recognized when the Company meets all obligations under the arrangement.

         Deferred revenue consists of payments under grants and research agreements for which the corresponding work has not yet been performed.

         Net loss per share

         The net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

2.       Joint Research, Development, License and Investment Agreements

          A.   Investment,    Research   and    Development    Agreement    with
               Warner-Lambert Company

         In May 1993, the Company entered into a collaborative relationship with Warner-Lambert for the discovery, development and commercialization of compounds that block neuron-specific calcium channels (NSCCs), including SNX-111. Under this collaboration, Warner-Lambert is obligated to make milestone payments to the Company upon the achievement of certain development objectives with respect to SNX-111. Under the Warner-Lambert collaboration, Warner-Lambert has exclusive worldwide rights, except for the Company's peptide compounds in Japan and East Asia, to commercialize NSCC compounds, subject to the Company's right to co-promote products in the United States, the United Kingdom and one other European country to be designated. The Company and Warner-Lambert will share profits from the sales of co-promoted products, subject to certain limitations on the portion of such profits to be paid to the Company. Products marketed only by Warner-Lambert, or co-promoted products which are being marketed by Warner-Lambert outside of the co-promotion territory, will be subject to royalty payments to the Company, and products marketed only by the Company will be subject to royalty payments to Warner-Lambert. The development costs of the products to be co-promoted will be shared by the Company and by Warner-Lambert. Each party has committed a certain number of full-time employees to the research collaboration. Warner-Lambert has the right to terminate its relationship with the Company in its sole discretion upon appropriate notice to the Company. The collaboration was effective upon the completion of the initial public offering on September 22, 1993, in which Warner-Lambert purchased 1,459,093 common shares at the offering price to the public less certain selling commissions.

         In September 1995, the Company and Warner-Lambert amended their agreement to provide that, given net proceeds of at least $12,000,000 in the Company's next offering of securities to the public, Warner-Lambert purchased $1,500,000 of common stock on November 13, 1995 at the public offering price of $4.50 per share and $1,500,000 of common stock on March 29, 1996 at a market average price of $19.93 per share. Warner-Lambert also paid Neurex $1,500,000 on October 1, 1995, $500,000 on January 1, 1996, $250,000 on April 1, 1996 and
$250,000 on July 1, 1996 in lieu of milestone payments under the original agreement. These amounts received in lieu of milestone payments may offset future royalties, if any, due to Neurex from Warner-Lambert resulting in a royalty-free period on the commencement of product sales.

         In an amendment dated September 25, 1996, the Company and Warner-Lambert extended the 1993 Research and Development Collaboration agreement for three additional years beginning September 30, 1996. The amendment further provides for up to $2,500,000 in additional milestone payments to the Company for the achievement of research milestones in the calcium channel project. In addition, Warner-Lambert will pay the Company approximately $1,200,000 per year for research support. Total development cost reimbursement payments and milestone payments earned during the years ending September 30, 1994 and 1995 and December 31, 1996, were $1,000,000, $396,000 and $1,730,000, respectively. Amounts earned in the three months ended December 31, 1994 and 1995 were $68,000 (unaudited) and $143,000, respectively.


         B.    Investment and License Agreement with Medtronic, Inc.

         On April 21, 1994, the Company entered into an Investment Agreement and a Development and License Agreement with Medtronic, Inc. In consideration, Medtronic paid $2,000,000 to the Company for the purchase of 359,837 shares of common stock at $5.56 per share and the right to acquire an additional 119,945 shares of common stock for no further consideration if certain milestones were not met. The $500,000 value of these additional shares was recorded as a deferred credit as of September 30, 1994. During the year ended September 30, 1995, the development milestones were met, resulting in the recognition of the $500,000 as revenue, which accounted for 19.5% of total revenues. For the year ended December 31, 1996, the Company received $154,000, or 4.3% of total revenues under a clinical services cost sharing agreement. No revenues were recognized under this agreement for the years ended September 30, 1994 and 1995, and for the three month periods ended December 31, 1994 and 1995.

         On August 3, 1995, the Company issued a convertible promissory note to Medtronic (the "Medtronic Note") in the principal amount of $8,000,000 with interest at a rate of the prime rate plus 3% per year. In connection with the Medtronic Note, the Company issued Medtronic a warrant valued at $460,000, exercisable immediately for 169,646 shares of the Company's common stock at $4.625 per share. The warrant valuation represents a $460,000 discount on the note to be amortized to interest expense ratably over the period of the note. As of September 30, 1995, $54,117 of the discount had been amortized. On October 16, 1995, following a directed public offering, the Company converted $6,500,000 of the convertible note payable plus related interest of $190,576 into common stock at a conversion price of $4.625 per share and transferred approximately $320,000 of the unamortized discount on the note to additional paid-in capital on the note conversion. The remaining $1,500,000 of the Medtronic Note converted into a prepaid milestone fee, which, if not earned by April 30, 1998, will be repaid with interest. For the three months ended December 31, 1995 and the year ended December 31, 1996, $18,710 and $24,864 of the discount on the prepaid milestone fee has been amortized and interest of $36,618 and $176,250 has been accrued. In conjunction with the note conversion, Neurex issued to Medtronic a warrant to purchase 500,000 shares of common stock at $5.40 per share, exercisable through October 16, 2001. The agreements provide for additional research and development payments that aggregate $6,000,000 and are receivable by Neurex on the achievement of specific research and development milestones.

         C.     License Agreement with SmithKline Beecham

         On April 5, 1994, the Company entered into a license and supply agreement with SmithKline Beecham Corporation ("SmithKline") for the purchase of worldwide marketing rights for CORLOPAM (fenoldopam). As consideration the Company paid $350,000 in cash, issued 100,000 shares of common stock to SmithKline at $4.00 per share, agreed to pay $650,000 at the time of its next financing and will pay royalties on future sales. In connection with these payments the Company recorded a $1,400,000 charge for in-process research and development in April 1994. The $650,000 was paid in August 1995. In 1996, marketing rights to Germany were transferred to the Company.

          D.   Research and Development  Agreement with Ono Pharmaceutical  Co.,
               Ltd.

         In June 1991, the Company entered into a joint research and development agreement with a Japanese company, Ono Pharmaceutical Co., Ltd., ("Ono") to jointly research and develop a peptide product based on NSCC technology. The term of the agreement was June 1, 1991 through May 31, 1994. The agreement provided for Ono to pay $5,000,000 over three years in semi-annual installments of $833,333. The agreement was on a best efforts basis. The Company received research and development funding and worldwide rights excluding Japan and East Asia, to any compounds which result from this collaboration in exchange for granting Ono rights to the Company's NSCC-based technology and products in Japan and East Asia. For the year ended September 30, 1994, revenues earned under the Ono agreement amounted to $1,111,000 accounting for 52% of total revenues. No revenues were recorded for the years 1995 and 1996 and the three month periods ended December 31, 1994 and 1995.

          E. Collaboration and Option Agreement with Vascular Laboratories, Inc., and the New England Deaconess Hospital

         In July 1994, Neurex obtained an exclusive worldwide manufacturing and marketing license to Pro-urokinase from Vascular Laboratories, Inc. ("VLI"). Under the Collaboration Agreement, Neurex is required to (i) pay royalties to VLI based on a percentage of sales or on payments received by Neurex from sublicensees; and (ii) fund research and development through annual payments to VLI for ten years. In accordance with the agreement, Neurex is currently negotiating the termination of the agreement, which may be canceled at the discretion of Neurex. Upon the cancellation or default on the Collaboration
Agreement, all future payments from sublicensees will revert to VLI and the Option Agreement may be terminated.

         Neurex has sublicensed the rights to Pro-urokinase in Europe to Grunenthal GmbH. Grunenthal made a payment in December 1993 and is required to make license payments through December 1996 and to pay royalties on certain future sales. During the year ended December 31, 1996, the Company made payments to VLI totaling $1,512,000 and received license payments from Grnenthal totaling $1,581,000, accounting for 44% of revenues. During the year ended September 30, 1995, the Company made payments to VLI totaling $1,325,000 and received license payments from Grunenthal totaling $1,667,000, accounting for 65% of revenues. For the year ended September 30, 1994, the Company paid to VLI $650,000 and received no revenue payments. In addition, the Company paid to VLI $325,000 (unaudited) and $334,000, for the three month periods ended December 31, 1994 and 1995, respectively.

         Also in July 1994, under the Option Agreement, Neurex obtained an exclusive option to acquire the rights to technology other than Pro-urokinase developed at the related Vascular Research Laboratory of the New England Deaconess Hospital in the period from July 1, 1993 through June 30, 2004.


         F.     Licensing Agreement with Beaufour Ipsen

         On November 12, 1996, the Company signed a license and supply agreement with Beaufour Ipsen of Paris, France, a European-based pharmaceutical company. The license, which is for the intravenous delivery form of the Company's proprietary drug CORLOPAM, provides Beaufour the exclusive right to market and sell the product (excluding fenoldopam prodrugs) in most the world excluding Japan and all countries in the Americas. Under the terms of the agreement, Beaufour will pay royalties to Neurex based on a percentage of sales. The Company will supply and sell CORLOPAM to Beaufour at a price which allows Beaufour to achieve minimum product gross margins. In accordance with the agreement, the Company received on December 6, 1996, a $1,000,000 refundable signing fee. This signing fee becomes non-refundable upon the earlier of three years from the date of the agreement or the achievement of three different European country pricing approvals. The Company may also receive up to $1,000,000 in additional milestone payments when marketing approvals are obtained in certain European countries.

         Under the agreement, Beaufour also obtained an exclusive option to license CORLOPAM for the treatment of acute renal failure and retrogenic nephrotoxicity, which would require Beaufour to pay the Company $500,000 at the time of the option exercise and $2,000,000 when a number of marketing approvals are obtained in certain European countries. The agreement also grants Beaufour the right to negotiate with the Company to participate in the commercial development of CORLOPAM prodrugs in most of the world excluding Japan and all countries in the Americas.

3.       Investments and Foreign Exchange Contract

         The Company has classified its short and long-term investments as available-for-sale. The following is a summary of the Company's investments as of September 30, 1995 and December 31, 1996.


September 30, 1995:                     Amortized         Unrealized          Unrealized            Estimated Fair
                                           Cost             Losses               Gains                   Value
                                     -----------------  -------------------  ------------------ --------------------
U.S. government securities ......          1,004,467          (29,467)                                     975,000

Corporate debt securities .......         11,711,592             (758)            --                     11,710,834

                                     =================  ===================  ================== ====================
                                     $    12,716,059           (30,225)            --                    12,685,834
                                     =================  ===================  ================== ====================

Disclosed as:
                                        Amortized       Unrealized Losses    Unrealized Gains     Estimated Fair
                                           Cost                                                        Value
                                     -----------------  -------------------  ------------------ --------------------
                                     -----------------  -------------------                     --------------------
Cash and cash equivalents........          9,727,308              (544)              --                   9,726,764



Short-term investments...........           2,988,751          (29,681)              --                    2,959,070


                                     =================  ===================  ================== ====================
                                            12,716,059        (30,225)               --                  12,685,834

                                     =================  ===================  ================== ====================

Contractual maturities:
                                        Amortized       Unrealized Losses    Unrealized Gains     Estimated Fair
                                           Cost                                                        Value
                                     -----------------  -------------------  ------------------ --------------------
                                     =================  ===================  ================== ====================
Within one year .................           12,716,059         (30,225)               --                  12,685,834

                                     =================  ===================  ================== ====================


December 31, 1996:
                                        Amortized       Unrealized Losses    Unrealized Gains     Estimated Fair
                                           Cost                                                        Value
                                     -----------------  -------------------  ------------------ --------------------
                                     -----------------  -------------------                     --------------------
U.S. government securities ......           23,540,538            (18,595)              18,044           23,539,987
Corporate debt securities .......           56,890,184            (19,441)              10,451           56,881,194
                                     =================  ===================  ================== ====================
                                            80,432,722            (38,036)              28,495           80,421,181
                                     =================  ===================  ================== ====================

Disclosed as:
                                        Amortized        Unrealized Losses      Unrealized Gains     Estimated Fair
                                           Cost .                                                          Value
                                       ------------         ------------       --------------------    ------------
                                       ------------         ------------        --------------------   ------------
Cash and cash equivalents ................  33,734,797            (4,987)                    59          33,729,869

Short-term investments .................... 36,828,544           (32,009)                20,413          36,816,948
Long-term investments .....................  9,867,381            (1,040)......           8,023           9,874,364
                                            ============    ============        ====================    ============
                                            80,430,722           (38,036)                28,495          80,421,181
                                            ============     ============        ====================   ============

Contractual maturities:
                                        Amortized         Unrealized Losse       Unrealized Gains       Estimated Fair
                                           Cost .                                                            Value
                                       ------------        ------------        --------------------      ------------
                                       ------------       -------------        --------------------      ------------
Within one year ..........................   52,963,885          (36,159)                 2,653          52,930,379
One to 3 years ...........................   27,466,837           (1,877)                25,842          27,490,802
                                        ============        ============        ====================     ============
                                             80,430,722          (38,036)                28,495          80,421,181
                                        ============        ============        ====================     ============


         Short-term and long-term investments consist principally of government or government agency securities, corporate notes and bonds, commercial paper and certificates of deposit with original maturities ranging from one to 18 months. Long-term investments have original maturities ranging from one to three years. The gross realized gains and losses on sales of available-for-sale securities were immaterial in the years ended September 30, 1994 and 1995 and December 31, 1996 and the three months ended December 31, 1994 and 1995.

The Company entered into a foreign currency forward exchange contract on September 20, 1995 to hedge against the effect of fluctuations in the foreign exchange rate on a firm commitment to receive DM 2,330,000 by July 1, 1996. The effects of fluctuating exchange rates for the period of the contract which expired upon settlement of the DM receivable in June 1996, were not material.

4.       Property and equipment

         Property and equipment consists of:
                                                                   September 30,             December 31,
                                                                        1995                      1996
                                                               ----------------------    ----------------------
         Laboratory equipment................................     $   2,273,881            $    2,506,211
         Furniture and fixtures..............................           605,820                   973,861
         Leasehold improvements..............................         1,214,422                 1,235,376
                                                               ----------------------    ----------------------
                                                               ----------------------    ----------------------
                                                                      4,094,123                 4,715,448
         Accumulated depreciation and amortization...........        (2,433,258)               (2,967,835)
                                                               ----------------------    ----------------------
         Property and equipment, net.........................    $    1,660,865            $    1,747,613
                                                               ======================    ======================

5.       Commitments

         The Company has committed to fund research under certain research and development agreements (See Note 2) for up to six years at an annual cost of $1,325,000, and to pay $210,000 for the process development and purchase of clinical materials over the next year.

         At September 30, 1995 and December 31, 1996, equipment with a cost of $748,877 and $748,877 (accumulated amortization of $211,622 and $408,599), respectively, is leased under capital leases.

         At December 31, 1996, the Company leases facilities for $15,375 per month under an operating lease which expires in June 2001. The lease agreement provides for a cost of living adjustment every two years based on the consumer price index.

         Future minimum annual payments under capital and operating leases are as follows:

                                                                                   Capital            Operating
                                                                                   leases               leases
                                                                              ------------------   -----------------
                                                                              ------------------   -----------------
         Year ended December 31,
            1997............................................................  $      256,043      $       325,770
            1998............................................................         205,907              270,000
            1999............................................................         120,337              270,000
            2000 ...........................................................              --              270,000
            2001 ...........................................................              --              270,000
            2002 ...........................................................              --              135,000
                                                                              ------------------   -----------------
                                                                              ------------------
         Total minimum lease payments.......................................         582,287       $    1,540,770
                                                                                                   =================
                                                                                                   =================
         Less amount representing interest..................................         (83,330)
                                                                              ------------------
         Present value of minimum lease payments............................         498,957
         Current portion....................................................        (204,398)
                                                                              ------------------
                                                                              ==================
         Amounts due after one year.........................................  $       294,559
                                                                              ==================

         Rent expense was $168,288, $178,861 and $180,360 for the years ended September 30, 1994 and 1995 and December 31, 1996, respectively. In addition, the Company paid rent expense of $44,055 (unaudited) and $44,055 for the three month periods ended December 31, 1994 and December 31, 1995, respectively.

6.       Stockholders' equity

         Preferred Stock

         The Board of Directors, without further action by the stockholders, may issue up to 15,000,000 shares of preferred stock in one or more series and in such amounts as may be determined from time to time by the Board of Directors who may fix the designations, powers, preferences, voting rights and other special rights and the qualifications, limitations and restrictions of each such series of preferred stock. The rights and preferences of preferred stock may in all respects be superior and prior to the rights of the common stock.

         Common stock

         At December 31, 1996, the Company has reserved 2,938,932 shares of common stock for issuance for options granted under the Employee and Consultant Stock Option Plan, 59,593 shares of common stock for issuance under the Stock Purchase Plan and 693,953 shares of common stock for issuance under warrants.

         Warrants

         At December 31, 1996, the Company has warrants outstanding to purchase 693,953 shares of common stock at exercise prices ranging from $4.625 to $5.40 per share. Warrants to purchase 24,307, 169,646 and 500,000 shares of common stock are exercisable on or before September 30, 1999, August 3, 1999 and October 16, 2001, respectively.

         1992 Stock purchase plan

         In December 1992, the Company adopted the Employee Stock Purchase Plan under which employees can purchase shares of the Company's common stock based on a percentage of their compensation. The purchase price per share must equal at least the lower of 85% of the market value on the date offered or on the date purchased. As of December 31, 1996, a total of 94,253 shares had been issued under the Plan.

         Stock option plan

         Under the 1988 Employee and Consultant Stock Option Plan, incentive or nonqualified stock options to purchase shares of common stock may be granted to key employees, consultants and directors. Options must be granted at not less than 85 percent of the fair market value at the date of grant as determined by the Board of Directors. During 1996, the Stockholders authorized an increase in shares available for grant under the Plan by 750,000 shares so that, through December 31, 1996, a total of 3,311,111 shares had been authorized for issuance under the plan.

A summary of stock option activity is as follows:
                                                                                       Weighted
                                                 Number of                             Average
                                                  shares             Exercise          Exercise
                                               outstanding            Price             Price            Aggregate
                                             -----------------  -------------------  -------------   -------------------
   Balance at September 30, 1993...........         864,850       $ .59 - $ 5.58                      $   1,963,126
Options granted............................         835,580       $3.50 - $4.63                           3,297,289
Options exercised..........................         (20,753)      $ .59 - $ .88                             (12,934)
Options canceled...........................         (55,464)      $ .59 - $5.58                            (246,175)
                                             -----------------  -------------------                  -------------------
   Balance at September 30, 1994...........       1,624,213       $ .59 - $ 5.58                          5,001,306
Options granted............................       1,307,449       $1.50 - $5.00                           2,374,837
Options exercised..........................         (78,861)          $ .59                                 (48,009)
Options canceled...........................      (1,162,030)      $1.17 - $5.58                          (4,756,985)
                                             -----------------  -------------------                  -------------------
   Balance at September 30, 1995 ..........       1,690,771       $ .59 - $5.58                           2,571,149
Options granted............................         356,750       $1.50 - $8.13                           1,856,944
Options exercised..........................         (13,068)      $ .88 - $1.17                               (11,790)
Options canceled...........................         (25,882)      $ .88 - $5.58                            (111,557)
                                             -----------------  -------------------  -------------   -------------------
   Balance at December 31, 1995............       2,008,571       $ .59 - $8.13         $2.14              4,304,746
Options granted............................         657,400      $13.00 - $18.50        $16.19           10,645,550
Options exercised..........................        (222,405)      $ .59 - $5.58         $1.51                (336,741)
Options canceled...........................         (45,710)      $ .88 - $13.00        $3.16                (144,543)
                                                                -------------------  -------------
                                             =================                                       ===================
   Balance at December 31, 1996............       2,397,856       $ .59 - $18.50        $6.03        $   14,469,012
                                             =================                                       ===================

                                                   Weighted
                                                   Average           Weighted
                               Number             Remaining           Average             Number
Range of                     Outstanding         Contractual         Exercise         Exercisable as
Exercise Prices            as of 12/31/96            Life              Price            of 12/31/96
----------------------     ----------------     ---------------    --------------    ------------------
$.59 - $1.63                     1,317,137           7.17               $1.35               1,317,137
$2.63 - $13.75                                       8.50               $7.27                 602,519
                                  602,519
$16.75 - $18.50                                      9.56               $17.38                478,200
                                  478,200
----------------------                          ---------------
                           ================                        --------------    ==================
$.58 - $18.50                    2,397,856           7.98               $6.03               2,397,856
                           ================                                          ==================

         At December  31,  1996,  options to purchase  541,076  shares of common stock were available for future grant. Options granted are immediately exercisable and the resulting shares issued to employees and consultants under the stock option plan are subject to repurchase by the Company, at the discretion of the Company, upon termination of employment or association, at the original purchase price. This right expires as determined by the Board of Directors, generally over four or five years. At December 31, 1996, there were 4,334 shares of common stock subject to repurchase.

         On May 12, 1995, the Board of Directors authorized the repricing of options to purchase 1,059,274 shares to fair market value at that date which was $1.625. All repriced options were subject to a new vesting period of 4 years.

         Pro forma information regarding net loss is required by SFAS 123, computed as if the Company had accounted for its employee stock based compensation granted subsequent to December 31, 1995 under the fair-value-based accounting method of that Statement. The value for the stock based compensation was estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions:

                                           1996
                                      ---------------
     Expected dividend yield              0.00%
     Risk-free interest rate              5.94%
     Expected life                      3.0 years
     Volatility factor                    .6121

The weighted average grant-date fair value of the awards granted in 1996 was $9.88.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. Because Statement 123 is applicable only to awards granted subsequent to December 31, 1995, its pro forma effect will not be fully reflected until 2000. The effect of applying SFAS 123 to the Company's reported net loss and net loss per share is as follows:

                                           1996
                                      ---------------
     Pro forma net loss                $17,821,851
     Pro forma net loss per share           $
                                          (0.86)

         The Company has recorded as deferred compensation the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of options over the aggregate exercise price of such options. This deferred compensation is amortized over the vesting period of the options, generally four or five years.

7.       Income taxes

         As of December 31, 1996, the Company had federal net operating loss carryforwards of approximately $49,200,000. The net operating loss carryforwards will expire at various dates beginning in 2001 through 2011, if not utilized.

         Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                                   September 30,        December
                                                                             31,
                                                                      1995                1996
                                                                -----------------   -----------------
                                                                -----------------   -----------------
          Deferred tax assets:
              Net operating loss carryforwards................  $    11,943,000     $    17,400,000
              Federal and state research credit carryforwards
              (expire 2001-2010) .............................        1,998,000           2,200,000
              Capitalized research and development costs......        5,548,000           5,100,000
              Capitalized licenses............................               --           1,900,000
              Other - net.....................................           61,000             600,000
                                                                -----------------   -----------------
                                                                -----------------   -----------------
              Total deferred tax assets.......................       19,550,000          27,200,000
              Valuation allowance for deferred tax assets.....      (19,550,000)        (27,200,000)
                                                                -----------------   -----------------
                                                                =================   =================
          Net deferred tax assets.............................  $                   $
                                                                              --                   --
                                                                =================   =================

         The valuation allowance increased by $1,998,000 and $5,881,000 during 1995 and 1994, respectively.

         Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.


8.       Related party transactions


         A note receivable from an officer totaling $123,215 at December 31, 1996, bears interest at 8.75% per annum. The note is secured by 100,000 shares of Neurex common stock held in escrow and a mortgage on real property. The principal and all accrued interest is due on August 8, 1997, or immediately if the officer's employment with the Company is terminated by him or by the Company with cause.

         Additional notes receivable from an officer totaling $175,000 were issued during 1996 bearing interest rates of 6.15% to 6.84% per annum, and secured by certain real property. Certain principal and accrued interest payable amounts on these notes were forgiven by the Company and treated as compensation expense to the officer during 1996. The remaining balance due of $166,666 was paid in full on December 29, 1996.

         The note payable to stockholder at September 30, 1995 was acquired in the Creagen acquisition. It bears interest at the adjusted federal rate which was 5.63% at September 30, 1995, and was paid following the Company's public offering in 1996.

         On January 1, 1995, the Company entered into a Consultant Agreement with Plexus Ventures, Inc. ("Plexus"), a Pennsylvania corporation wholly-owned by a director of the Company. This agreement was terminated by the Company upon the successful contract negotiations with Beaufour Ipsen of France for CORLOPAM for which Plexus assisted. Plexus remains entitled to certain success fees payable in cash and stock, based upon the total value of certain future transactions with Beaufour Ipsen. During the years ended September 30, 1995 and December 31, 1996, the Company incurred expenses from Plexus valued at $63,000 and $4,000 respectively. In addition, the Company incurred costs of $18,000 for the three months ended December 31, 1995.

         On July 18, 1996, the company entered into a Business Development Agreement with Plexus to assist the Company in the development, registration and commercialization of Neurex products in certain Asian countries. Under the terms of the agreement, Plexus received options to purchase 25,000 shares of common stock, will receive monthly retainer fees, and is entitled to receive success fees, based upon the total value of transactions entered into by the Company with the assistance of Plexus. The term of the agreement is 12 months, but it may be terminated earlier by the Company upon 60 days notice. During the year ended December 31, 1996, the Company incurred $29,000 in expenses.

         A director of the Company is a partner with a law firm that rendered various legal services to the Company. The Company incurred costs from that law firm of approximately $346,000 and $305,000 for years ended September 30, 1994 and 1995, respectively, and $441,000 for the year ended December 31, 1996. In addition, the Company incurred costs of $64,000 (unaudited) and $150,000 for the three month periods ended December 31, 1994 and 1995, respectively.

See Note 2 for a description of related party transactions with strategic partners.

9.       Acquisition of Creagen, Inc.

         On July 15, 1994, Neurex acquired Creagen, Inc., ("Creagen") an early development stage company engaged in the development of a thrombolytic agent, Pro-urokinase and Walk Through Mutagenesis, a proprietary DNA process. The purchase price of $8,800,000 consisted of approximately 1,876,400 shares of the Company's common stock with a market value of $7,400,000 on the acquisition date, the assumption of net liabilities of Creagen of approximately $1,100,000, and approximately $300,000 of related costs. This acquisition has been accounted for as a purchase and, accordingly, the original purchase price was allocated to assets and liabilities acquired based upon their fair value at the date of the acquisition. The purchase price has been allocated to assets acquired and to in-process research and development which has been charged as an expense in the Neurex consolidated financial statements in July 1994. The operating results of Creagen have been included in the Company's consolidated results of operations from the date of the acquisition.

         The following unaudited pro forma financial summary is presented as if the operations of the Company and Creagen were combined as of October 1, 1993. The unaudited pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at this date, or of the future operations of the combined entities. The pro forma results for the year ended September 30, 1994 include the results of Neurex for the year ended September 30, 1994, and of Creagen for the period from October 1, 1993 to July 15, 1994.

                                         Pro Forma Financial Summary (unaudited)

                                                Year ended
                                              September 30,
                                          -----------------------
                                                   1994
                                          -----------------------
                                          -----------------------
        Revenues                          $      3,491,503
        Net loss                          $    (11,498,589)
        Net loss per share                   $       (0.96)




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference from the information under the caption "Election of Directors," with respect to Directors, and under the caption "Management," with respect to Executive Officers contained in the Company's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on May 15, 1997 (the "Proxy Statement").


ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Proxy Statement.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" contained in the Proxy Statement.


                                     PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents

1.       Financial Statements

         Reference is made to the Index to Financial  Statements under Item 8 of
Part II hereof, where these documents are included.

2.       Financial Statement Schedules

         All schedules have been omitted because the information required to be set forth therein is not required or is shown in the financial statements or notes thereto.


3.       Exhibits

         The exhibits listed in the following Exhibit Index are filed as part of this Report.

                                                                                                        Manner of
  Exhibit
   Number                                             Description                                       Filing
         3.1    -- Amended and Restated Certificate of Incorporation of Neurex Corporation, dated
                   September 27, 1993 .............................................................       (1)
         3.2    -- Amended and Restated Bylaws of Neurex Corporation as Adopted by the Board of
                   Directors and Stockholders on November 6, 1987, as Amended on March 3, 1988,
                   January 1, 1989, November 16, 1989, and December 8, 1992 .......................       (2)
        10.1    -- Lease, dated July 1, 1982 between Engenics, Inc. and Ronald C. Campbell, at
                   3760 Haven Avenue, Menlo Park, California, Assignment and Assumption of Lease
                   between Engenics Inc. and Neurex Corporation, dated January 29, 1988 ...........       (2)
       10.1A    -- Amendment to the Lease between Ronald C. Campbell and Neurex Corporation, dated
                   August 6, 1992 .................................................................       (2)
        10.2    -- 1988 Employee and Consultant Stock Option Plan and amendments thereto ..........       (7)
        10.3    -- Employment Agreement between Neurex Corporation and Paul Goddard, Ph.D., dated
                   January 8, 1991 ................................................................       (2)
       10.3A    -- Amendment to Employment Agreement, dated December 21, 1995 .....................       **
        10.4    -- Employment Agreement between Neurex Corporation and Bradford M. Wait, dated
                   January 14, 1992 ...............................................................       (2)
       10.4A    -- Amendment to Employment Agreement, dated December 21, 1995 .....................       **
        10.5    -- Employment Agreement between Neurex Corporation and Roberto Crea, Ph.D., dated
                   June 29, 1994 ..................................................................       (3)
       10.5A    -- Amendment to Employment Agreement dated December 21, 1995 ......................       **
        10.6    -- Amended and Restated Registration Rights Agreement between Neurex Corporation and
                   certain purchasers, dated October 16, 1995 .....................................       (8)
        10.7    -- Agreement between National Institute of Mental Health and Neurex Corporation,
                   dated June 11, 1991 ............................................................       (2)
        10.8    -- Employment Agreement between Neurex Corporation and Robert R. Luther, dated
                   February 7, 1992 ...............................................................       (2)
       10.8A    -- Amendment to Employment Agreement, dated December 21, 1995 .....................       **
        10.9    -- Agreement between National Institute of Neurological Disorders and Stroke and
                   Neurex Corporation, dated August 25, 1992 ......................................       (2)
       10.10    -- Research and Development Collaboration Agreement between Neurex Corporation and
                   Warner-Lambert Company, dated as of May 25, 1993 ...............................      (2)+
      10.10A    -- Amendment to Research and Development Collaboration Agreement between Neurex
                   Corporation and Warner-Lambert Company, dated September 25, 1996.                      *++
       10.11    -- SNX-111 License Agreement between Neurex Corporation and Warner-Lambert Company,
                   dated as of May 25, 1993 .......................................................      (2)+
      10.11A    -- Amendment to SNX-111 License Agreement between Neurex Corporation and
                   Warner-Lambert Company, dated September 13, 1995 ...............................      (7)+
       10.12    -- Agreement to Purchase Stock between Neurex Corporation and Warner-Lambert
                   Company, dated as of May 25, 1993 ..............................................       (2)
      10.12A    -- Amendment to Agreement to Purchase Stock between Neurex Corporation
                   and Warner-Lambert Company, dated September 13, 1995 ...........................      (7)+
       10.13    -- License and Supply Agreement between Neurex Corporation and SmithKline Beecham
                   Corporation, dated April 5, 1994 ...............................................       (3)
       10.14    -- Investment Agreement between Neurex Corporation and Medtronic, Inc., dated April
                   21, 1994 .......................................................................      (4)+
      10.14A    -- Development and License Agreement between Neurex Corporation and Medtronic, Inc.,
                   dated April 21, 1994 ...........................................................      (4)+
      10.14B    -- Amendment to Development and License Agreement between Neurex
                   Corporation and Medtronic, Inc., dated August 3, 1995 ..........................      (7)+
      10.14C    -- Investment Agreement between Neurex Corporation and Medtronic, Inc., dated August
                   3, 1995 ........................................................................      (7)+
   10.14C(1)    -- Warrant A issued by the Company to Medtronic, Inc., dated August 3, 1995 .......       **
   10.14C(2)    -- Agreement as to Alternative Dispute Resolution between the Company and Medtronic,
                   Inc., dated August 3, 1995 .....................................................       **
   10.14C(3)    -- Convertible Promissory Note issued by the Company to Medtronic, Inc., dated
                   August 3, 1995 (as amended to include certain portions previously redacted) ....       **+
   10.14C(4)    -- Security Agreement between the Company and Medtronic, Inc., dated August 3, 1995
                   (as amended to include certain portions previously redacted) ...................       **+
   10.14C(5)    -- Warrant B issued by the Company to Medtronic, Inc. dated October 16, 1995 ......       **
   10.14C(6)    -- Disclosure Schedules relating to Investment Agreement between the Company and Medtronic, Inc., dated August 3, 1995 (as amended to include certain portions
                   previously redacted) ...........................................................       **+
   10.14C(7)    -- Exhibit G to Investment Agreement between the Company and Medtronic, Inc. ......       **+
       10.15    -- Agreement and Plan of Reorganization between Neurex Corporation and Creagen,
                   Inc., dated July 8, 1994 .......................................................       (5)
       10.16    -- Collaboration Agreement between Creagen, Inc. and Vascular Laboratories, Inc.,
                   dated July 8, 1994 .............................................................      (3)+
       10.17    -- Option Agreement between Creagen, Inc. and New England Deaconess Hospital, dated
                   July 8, 1994 ...................................................................      (6)+
       10.18    -- Promissory Note issued by Roberto Crea, Ph.D. to Neurex Corporation, dated August
                   6, 1994 ........................................................................       (3)
       10.19    -- Development Agreement among Neurex Corporation, Abbott Laboratories and
                   Warner-Lambert Company, dated October 4, 1994 ..................................      (3)+
       10.20    -- Cost sharing agreement between Neurex Corporation and Warner-Lambert Company,
                   dated October 4, 1994 ..........................................................       (3)
       10.21    -- Corlopam Consultant Agreement between Neurex Corporation and Plexus Ventures,
                   Inc., dated January 1, 1995, as amended October 25, 1995*
       10.22    -- Consultant Agreement between Neurex Corporation and Plexus Ventures, Inc., dated
                   July 18, 1996, involving business development in Asia .*
       10.23    -- Systematic Stock Sales Program, adopted July 11, 1996                                  (9)
      10.23A    -- Amendment to Systematic Stock Sales Program, dated August 19,1996OOOO                 (10)
       10.24    -- Promissory Note issued by John M. Ames to Neurex Corporation, dated  August  20,
                   1996 *
       10.25    -- Promissory Note issued by John M. Ames to Neurex Corporation, dated August  20,
                   1996                                                        *
       10.26    -- Form Indemnification Agreement between Neurex Corporation and its officers,
                   directors and agents.                                                                 (9)
       10.27    -- License and Supply Agreement between Neurex Corporation and Beaufour Ipsen, dated
                   November 11, 1996                                                                      *++
       10.28    -- Manufacturing and Supply Agreement between Neurex Corporation
                    and Mallinckrodt Chemicals,                                                           *++
                   Inc., dated October 24, 1996
       10.29    -- Lease Agreement between Neurex Corporation and WVP Income Plus III, at 4040            *++
                   Campbell Avenue, Menlo Park, California, dated December 12, 1996
          11    -- Statement of Computation of net loss per share .................................        *
          22    -- List of Subsidiaries ...........................................................        *
          24    -- Consent of Ernst & Young LLP, Independent Auditors .............................        *
          28    -- Press release announcing the resignation of John M. Ames as Chief Financial
                   Officer and Vice-President and the appointment of Bradford M. Wait as Chief
                   Financial Officer .                                                                     *

==========

    *    Filed herewith
    **   Filed previously
     + Confidential treatment of certain portions of these agreements has been granted by the Securities and Exchange Commission.
    ++ Confidential treatment of certain portions of these agreements has been applied for with the Securities and Exchange Commission.

(1) Incorporated by Reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993.

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-45873) declared effective on September 22, 1993.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

(4) Incorporated by reference from the Company's Report on Form 8-K dated April 21, 1994.

(5) Incorporated by reference from the Company's Report on Form 8-K dated July 29, 1994.

(6) Incorporated by reference from the Company's Report on Form 8-K dated August 5, 1994.

(7) Incorporated by reference from the Company's Registration Statement on Form S-1 (No. 33-96840) declared effective October 11, 1995.

(8) Incorporated by reference from the Company's Annual report on Form 10-K for the fiscal year ended September 30, 1995.

(10) Incorporated by reference from the Company's Report on Form 8-K dated July 26, 1996.

(11) Incorporated by reference from the Company's Report on Form 8-K dated September 12, 1996.


(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NEUREX CORPORATION

March 21, 1997                   By /s/ Paul Goddard
                                  --------------------
                                 Paul Goddard, Ph.D.
                                 Chairman of the Board, Chief Executive Officer
                                 and Director
                                 (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
         Date                                                 Title & Signature

March 21, 1997                    By /s/ Paul Goddard
                                 -------------------
                                 Paul Goddard, Ph.D.
                                 Chairman of the Board, Chief Executive Officer and Director
                                 (Principal Executive Officer)

March 21, 1997             By
                                 /s/ Thomas L. Barton
                                 --------------------
                                 Thomas L. Barton
                                 General Counsel, Secretary and Director

March 21, 1997             By
                                 /s/ David L. Anderson
                                 ---------------------
                                 David L. Anderson
                                 Director

March 21, 1997             By     /s/John F. Chappell
                                 -------------------
                                 John F. Chappell
                                 Director


March 21, 1997             By     /s/ Roberto Crea
                                 ----------------
                                 Roberto Crea, Ph.D.
                                 Senior Vice President Research and Technology Development and Director

March 21, 1997             By     /s/ John Glynn
                                 --------------
                                 John Glynn
                                 Director

March 21, 1997             By     /s/ Howard E. Greene, Jr.
                                 -------------------------
                                 Howard E. Greene, Jr.
                                 Director



March 21, 1997             By     /s/ Raymond C. Egan
                                 -------------------
                                 Raymond C. Egan
                                 Director



March 21, 1997             By     /s/ Gerard N. Burrow
                                 --------------------
                                 Gerard N. Burrow, M.D.
                                 Director

March 21, 1997             By     /s/ Robert Luther
                                 -----------------
                                 Robert Luther, M.D.
                                 Executive Vice President Development
                                 and Director

March 21, 1997             By     /s/ Bradford M. Wait
                                ---------------------
                                 Bradford M. Wait
                                 Vice President Finance and Administration and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

         This schedule contains summary financial information extracted from financial statements for the year ending December 31, 1996 and is qualified in its entirety by reference to such financial statements.


Currency                         U.S. Dollars
Period-Type                      12 months
Fiscal Year End                  December 31, 1996
Period End                       December 31, 1996
Exchange Rate                    1.00
Cash                             40,551,609
Securities                       36,816,948
Receivables                      46,022
Allowances                       0
Inventory                        0
Current Assets                   77,749,356
PP&E                             4,715,448
Depreciation                     2,967,835
Total Assets                     89,571,272
Bonds                            0
Preferred-Mandatory              0
Preferred                        0
Common                           220,361
Other-SE                         79,737,387
Total Liability and Equity       89,571,272
Sales                            0
Total Revenues                   3,575,557
CGS                              0
Total Costs                      0
Other Expenses                   23,585,166
Loss Prevention                  0
Interest Expense                 (185,775)
Income Pretax                    (16,475,707)
Income Tax                       0
Income Continuing                (16,475,707)
Discontinued                     0
Extraordinary                    0
Changes                          0
Net Income                       (16,475,707)
EPS Primary                      (0.80)
EPS Diluted                      (0.80)