Form 10-Q
period 1997-03-31
NEUREX CORP/DE
filed 1997-05-14
CIK 884065

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                -----------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                -----------------

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                         COMMISSION FILE NUMBER 0-19874

                                -----------------

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

                                -----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class               Name of each exchange on which registered
COMMON STOCK, $ .01 PAR VALUE                NASDAQ NATIONAL MARKET SYSTEM


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                             -----    -----

               THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT
                       MAY 8, 1997 WAS 22,124,435 SHARES.

This report on Form 10-Q contains 12 pages.

                               NEUREX CORPORATION

                                      INDEX


                                                                                                           PAGE
 ITEM                                     PART I. FINANCIAL INFORMATION                                   NUMBER
                                                                                                          ------
  1.    Financial Statements (unaudited):

        a.   Condensed Consolidated Balance Sheets - March 31, 1997 and December 31, 1996............       3

        b.   Consolidated Statements of Operations - Three Months Ended March 31, 1997 and 1996......       4

        c.   Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 1997 and
             1996....................................................................................       5

        d.   Notes to Condensed Consolidated Financial Statements....................................      6-7


  2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..............................................................................      8-10


                                         PART II. OTHER INFORMATION

  1.    Legal Proceedings............................................................................       10

  2.    Changes in Securities........................................................................       10

  3.    Defaults Upon Senior Securities..............................................................       10

  4.    Submission of Matters to a Vote of Security Holders..........................................       10

  5.    Other Information............................................................................       10

  6.    Exhibits and Reports on Form 8-K.............................................................       10

        Signatures...................................................................................       11

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               NEUREX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                      MARCH 31,          DECEMBER 31,
                                                                                        1997                1996
                                                                                    -------------       -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................................    $  25,663,571       $  40,551,609
   Short-term investments ......................................................       55,489,226          46,691,312
   Other current assets ........................................................          251,545             380,799
                                                                                    -------------       -------------
     Total current assets ......................................................       81,404,342          87,623,720
Property and equipment, net ....................................................        2,030,733           1,747,613
Notes receivable from officers .................................................          236,405             123,215
Other assets, net ..............................................................           75,235              76,724
                                                                                    -------------       -------------
                                                                                    $  83,746,714       $  89,571,272
                                                                                    =============       =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................    $   1,620,778       $   1,960,832
   Accrued wages and benefits ..................................................          520,067             458,024
   Accrued payables to related parties .........................................           70,000              50,000
   Accrued clinical and preclinical testing ....................................        4,625,405           2,508,788
   Other accrued liabilities ...................................................          523,820             621,159
   Deferred revenue ............................................................        1,052,271           1,043,420
   Deferred revenue - Warner Lambert, a stockholder ............................          756,000             803,000
   Current portion of capital lease obligations ................................          196,861             204,398
                                                                                    -------------       -------------
     Total current liabilities .................................................        9,365,202           7,649,621
Long-term capital lease obligations ............................................          249,043             294,559
Prepaid milestone repayable to Medtronic, Inc., a stockholder ..................        1,719,623           1,669,344
Commitments
Stockholders' equity:
   Convertible preferred stock, $ .01 par value; authorized:
      15,000,000 shares; none outstanding ......................................             --                  --
   Common stock, $ .01 par value; authorized:  45,000,000 shares;
      issued and outstanding: 22,091,644 shares at March 31, 1997
      and 22,036,080 shares at December 31, 1996 ...............................          220,916             220,361
   Additional paid-in capital ..................................................      155,728,871         155,598,852
   Deferred compensation .......................................................           (9,751)            (41,307)
   Unrealized loss on investments ..............................................          (74,263)             (9,541)
   Accumulated deficit .........................................................      (83,452,927)        (75,810,617)
                                                                                    -------------       -------------
     Total stockholders' equity ................................................       72,412,846          79,957,748
                                                                                    -------------       -------------
                                                                                     $ 83,746,714        $ 89,571,272
                                                                                     =============       =============

                             See accompanying notes.

                               NEUREX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)




                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                              ---------------------------------
                                                  1997                 1996
                                              ------------         ------------
Revenues from collaborative
agreements and grants:

Related parties ......................        $    426,465         $    360,420
Other                                               10,202                5,000
                                              ------------         ------------
                                                   436,667              365,420

Costs and expenses:

   Research and development ..........           7,607,593            3,140,157

   Selling, general and
     administrative ..................           1,508,737              726,831
                                              ------------         ------------

     Total costs and expenses ........           9,116,330            3,866,988
                                              ------------         ------------

Loss from operations .................          (8,679,663)          (3,501,568)

Interest income ......................           1,104,330              313,214

Interest expense .....................             (66,977)             (67,441)
                                              ------------         ------------

Net loss .............................        $ (7,642,310)        $ (3,255,795)
                                              ============         ============

Net loss per share ...................        $      (0.35)        $      (0.18)
                                              ============         ============

Shares used in net loss per share
   computation .......................          22,077,878           18,216,862


                             See accompanying notes.

                               NEUREX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)



                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                      -------------------------------
                                                                          1997               1996
                                                                      ------------       ------------
Cash flows used for operating activities:
   Net loss ....................................................      $ (7,642,310)      $ (3,255,795)
     Adjustments to reconcile net loss to net cash used
     for operating activities:
         Depreciation and amortization .........................           146,081            131,769
         Noncash expenses from stock, debt and warrant issuances            37,772             53,235
     Changes in assets and liabilities:
         Current assets ........................................            16,064             (8,410)
         Current liabilities ...................................          (349,436)          (257,011)
         Accrued clinical and preclinical testing ..............         2,116,617                764
                                                                      ------------       ------------
         Net cash used for operating activities ................        (5,675,212)        (3,335,448)
Cash flows from investing activities:
   Purchase of property and equipment ..........................          (427,712)          (152,845)
   Purchases of short-term investments .........................       (66,343,515)        (4,490,826)
   Maturities of short-term investments ........................        57,480,880          5,251,038
                                                                      ------------       ------------
         Net cash provided by (used for) investing activities ..        (9,290,347)           607,367
Cash flows from financing activities:
   Sales of common stock .......................................           130,574          1,517,473
   Payments of capital lease obligations .......................           (53,053)           (48,017)
                                                                      ------------       ------------
         Net cash provided by financing activities .............            77,521          1,469,456
                                                                      ------------       ------------
Net decrease in cash and cash equivalents ......................       (14,888,038)        (1,258,625)
Cash and cash equivalents at beginning of period ...............        40,551,609          2,655,116
                                                                      ------------       ------------
Cash and cash equivalents at end of period .....................      $ 25,663,571       $  1,396,491
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

         Interim financial statements

         The balance sheet at December 31, 1996 has been derived from audited financial statements at that date. The information at March 31, 1997, and for the three month periods ended March 31, 1997 and 1996, is unaudited, but in the Company's opinion, the accompanying condensed interim financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

         Cash and investments

         Cash and cash equivalents consist of cash held in U.S. banks, time deposits and other highly liquid investments with a maturity of 90 days or less from the date of purchase. Cash equivalents are readily convertible into cash and have insignificant interest rate risk. Short-term and long-term investments include corporate fixed income obligations and U.S. government notes with a maturity of 90 days to three years from the date of purchase, short-term investments mature within one year of the balance sheet date. The Company's investment policy stipulates that a diversified portfolio be maintained and invested in a manner appropriate for the Company's primary business operations. The policy defines investment objectives to provide optimal investment return within constraints that optimize safety and liquidity.

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All debt securities to date have been classified as available-for-sale. The Company has designated all debt securities as available-for-sale and are carried at estimated fair value in short-term investments. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income and expense. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

         Net loss per share

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of adoption is expected to result in no change in primary or fully diluted earnings per share for the first quarter ended March 31, 1997 and 1996.


2.       AVAILABLE-FOR-SALE SECURITIES

         The Company's short and long-term investments are available-for-sale and consist primarily of U.S. Treasury Notes and other U.S. government securities of $21,582,205 and corporate debt securities of $58,575,397 at March 31, 1997. Short-term investments have original maturities ranging from one to 18 months. Long-term investments have original maturities ranging from one to three years. The gross realized gains and losses on sales of available-for-sale securities were insignificant in the three months ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since commencement of operations in October 1986, Neurex has devoted substantially all of its resources to its research and development programs. The Company has been unprofitable since inception and expects to incur significant and increasing losses over at least the next few years in order to continue clinical development and to commercialize its products. As of March 31, 1997, the Company's cumulative net loss was $83,452,927. The Company's principal sources of working capital have been public and private equity financings, convertible notes payable including the convertible note payable to Medtronic, Inc., a stockholder (the "Medtronic Note"), milestone and other payments from collaborative research and development agreements, license fees, interest income, lease financings and research grants. The Company has not generated any product sales.

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

         This Report contains forward-looking statements relating to future expense levels and financial results. These statements involve inherent risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks described in this Overview and discussed in the Company's Annual Report on Form 10-K for twelve month period ended December 31, 1996.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

         Revenues were $437,000 and $366,000 for the three months ended March 31, 1997 and 1996, respectively. Revenues in both periods consisted primarily of expense reimbursements from a related party.

         Research and Development expenses increased by $4,467,000 or 142%, to $7,608,000 for the three months ended March 31, 1997, compared to $3,141,000 in the earlier period. The increase was due primarily to increased Phase III clinical studies expenses of SNX-111 for malignant and non-malignant pain, clinical study expenses related to the Company's clinical studies for CORLOPAM(R) and employment related expenses. The increase in expenses for the period ended March 31, 1997, were partially offset by a reduction of expenses associated with the research agreement with Vascular Laboratories, Inc. of the New England Deaconess Hospital at Harvard University. The Company expects research and development expenses to increase significantly over the next several years.

         Selling, general and administrative expenses were $1,509,000 and $727,000 for the three months ended March 31, 1997, and 1996, respectively, representing an increase of 108%. This increase is attributable primarily to the establishment of marketing development activities, as well as increased expenses of new business development and employment related expenses. The Company expects selling, general and administrative expenses to increase over the next several years.

         Interest income increased to $1,105,000 for the three months ended March 31, 1997, compared to $314,000 in the earlier period. The increase was due to the increase in cash available for investments as the result of the successful completion of a public offering in May 1996.


LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 1997, cash expenditures for operating activities and additions to capital equipment were $6,102,924. The Company anticipates that these expenditures will increase significantly in future periods.

         The Company had available cash, cash equivalents and short and long-term investments of $81,152,796 at March 31, 1997. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return and, wherever possible, seeks to minimize the potential effects of concentration and degrees of risk.

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

5.       OTHER INFORMATION

                  None.

6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibit 27 - Financial Data Schedule

                  (b) Reports on Form 8-K

                      During the quarter ended March 31, 1997, the Company filed no Current Reports on Form 8-K.

                               NEUREX CORPORATION

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 8, 1997                  Neurex Corporation
         ----------------------




By:  /S/ PAUL GODDARD, PH.D.              By: /S/ BRADFORD M. WAIT
   ----------------------------              -----------------------------------
         Paul Goddard, Ph.D.                      Bradford M. Wait
         Chairman and Chief                       Vice President, Finance
         Executive Officer                        and Administration
                                                  and Chief Financial Officer