Form 10-Q
period 1997-06-30
NEUREX CORP/DE
filed 1997-08-14
CIK 884065

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                   -------------------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   -------------------------------------------

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                         COMMISSION FILE NUMBER 0-19874

                   -------------------------------------------

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

                  -------------------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B)OF THE ACT:

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

         THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT AUGUST 8, 1997 WAS 22,175,966 SHARES.

This report on Form 10-Q contains 12 pages.

================================================================================

                               NEUREX CORPORATION

                                      INDEX


                                                                                                           PAGE
 ITEM                                     PART I. FINANCIAL INFORMATION                                   NUMBER
                                                                                                      ---------------
  1.    Financial Statements (unaudited):

        a.   Condensed Consolidated Balance Sheets - June 30, 1997 and December 31, 1996.............       3

        b.   Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30,
             1997 and 1996...........................................................................       4

        c.   Condensed Consolidated Statements of Cash Flows - Six Months Ended  June 30, 1997 and
             1996....................................................................................       5

        d.   Notes to Condensed Consolidated Financial Statements....................................      6-7

  2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..............................................................................      8-9

                                         PART II. OTHER INFORMATION

  1.    Legal Proceedings............................................................................       10

  2.    Changes in Securities........................................................................       10

  3.    Defaults Upon Senior Securities..............................................................       10

  4.    Submission of Matters to a Vote of Security Holders..........................................     10-11

  5.    Other Information............................................................................       11

  6.    Exhibits and Reports on Form 8-K.............................................................       11

        Signatures...................................................................................       12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               NEUREX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      1997               1996
                                                                                  ------------       ------------
Current assets:
   Cash and cash equivalents ...............................................      $     20,739       $     40,552
   Short-term investments ..................................................            54,252             46,691
   Other current assets ....................................................               261                381
                                                                                  ------------       ------------
     Total current assets ..................................................            75,252             87,624
Property and equipment, net ................................................             2,126              1,748
Notes receivable from officers .............................................               234                123
Other assets, net ..........................................................                74                 77
                                                                                  ------------       ------------
                                                                                  $     77,686       $     89,572
                                                                                  ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................      $      1,172       $      1,963
   Accrued wages and benefits ..............................................               616                458
   Accrued payables to related parties .....................................                66                 50
   Accrued clinical and preclinical testing ................................             4,676              2,509
   Other accrued liabilities ...............................................               593                621
   Prepaid milestone repayable to related party ............................             1,770                 --
   Deferred revenue ........................................................             1,000              1,043
   Deferred revenue - related party ........................................               756                803
   Current portion of capital lease obligations ............................               191                204
                                                                                  ------------       ------------
     Total current liabilities .............................................            10,840              7,651
Long-term capital lease obligations ........................................               201                295
Prepaid milestone repayable to related party ...............................                --              1,669
Commitments
Stockholders' equity:
   Convertible preferred stock, $ .01 par value; authorized: 15,000,000
   shares; none outstanding ................................................                --                 --

   Common stock, $ .01 par value; authorized:  45,000,000 shares; issued and outstanding: 22,153,087 shares at June 30, 1997 and 22,036,080
      shares at December 31, 1996 ..........................................               222                220
   Additional paid-in capital ..............................................           155,942            155,599
   Deferred compensation ...................................................                (2)               (41)
   Unrealized loss on investments ..........................................                (6)               (10)
   Accumulated deficit .....................................................           (89,511)           (75,811)
                                                                                  ------------       ------------
     Total stockholders' equity ............................................            66,645             79,957
                                                                                  ------------       ------------
                                                                                  $     77,686       $     89,572
                                                                                  ============       ============

                             See accompanying notes.

                               NEUREX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                              JUNE 30,                       JUNE 30,
                                       -----------------------       -----------------------
                                         1997           1996           1997           1996
                                       --------       --------       --------       --------
Revenues from collaborative
  agreements and grants:
Related parties .................      $    379       $    732       $    806       $  1,093
Other ...........................            10              1             20              6
                                       --------       --------       --------       --------
                                            389            733            826          1,099
Costs and expenses:
   Research and development .....         5,865          4,770         13,441          7,910
   Selling, general and
     administrative .............         1,616            698          3,156          1,425
                                       --------       --------       --------       --------
     Total costs and expenses ...         7,481          5,468         16,597          9,335
                                       --------       --------       --------       --------
Loss from operations ............        (7,092)        (4,735)       (15,771)        (8,236)
Interest income, net ............         1,033            807          2,071          1,053
                                       --------       --------       --------       ========
Net loss ........................      $ (6,059)      $ (3,928)      $(13,700)      $ (7,183)
                                       ========       ========       ========       ========
Net loss per share ..............      $  (0.27)      $  (0.19)      $  (0.62)      $  (0.37)
                                       ========       ========       ========       ========
Shares used in net loss per share
   computation ..................        22,122         20,460         22,101         19,339

                             See accompanying notes.

                               NEUREX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                      -------------------------
                                                                         1997            1996
                                                                      ---------       ---------
Cash flows used for operating activities:
   Net loss ....................................................      $ (13,700)      $  (7,183)
     Adjustments to reconcile net loss to net cash used
       for operating activities:
         Depreciation and amortization .........................            308             258
         Noncash expenses from stock, debt and warrant issuances             52             185
     Changes in assets and liabilities:
         Assets ................................................             12             125
         Current liabilities ...................................           (647)           (684)
         Accrued clinical and preclinical testing ..............          2,167             587
                                                                      ---------       ---------
         Net cash used for operating activities ................        (11,808)         (6,712)
Cash flows from investing activities:
   Purchase of property and equipment ..........................           (686)           (311)
   Purchases of short-term investments .........................       (143,389)       (111,937)
   Maturities of short-term investments ........................        135,832          93,503
   Payments of notes payable to stockholder ....................             --            (289)
                                                                      ---------       ---------
         Net cash used for investing activities ................         (8,243)        (19,034)
Cash flows from financing activities:
   Sales of common stock .......................................            345          75,555
   Payments of capital lease obligations .......................           (107)            (94)
                                                                      ---------       ---------
         Net cash provided by financing activities .............            238          75,461
                                                                      ---------       ---------
Net increase (decrease) in cash and cash equivalents ...........        (19,813)         49,715
Cash and cash equivalents at beginning of period ...............         40,552           2,655
                                                                      ---------       ---------
Cash and cash equivalents at end of period .....................         20,739          52,370
Short-term investments at end of period ........................         54,252          40,467
                                                                      ---------       ---------
Cash, cash equivalents and short-term investments at end
  of period ....................................................      $  74,991       $  92,837
                                                                      =========       =========


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

         Principles of consolidation

         The condensed consolidated financial statements include the accounts of Neurex and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

         Interim financial statements

         The balance sheet at December 31, 1996 has been derived from audited financial statements at that date. The information at June 30, 1997, and for the three and six month periods ended June 30, 1997 and 1996, is unaudited, but in the Company's opinion, the accompanying condensed interim financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

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

         Cash and cash equivalents consist of cash held in U.S. banks, time deposits and other highly liquid investments with a maturity of 90 days or less from the date of purchase. Cash equivalents are readily convertible into cash and have insignificant interest rate risk. Short-term investments include corporate fixed income obligations and U.S. government notes with a maturity of 90 days to three years from the date of purchase. The Company's investment policy stipulates that a diversified portfolio be maintained and invested in a manner appropriate for the Company's primary business operations. The policy defines investment objectives to provide optimal investment return within constraints that optimize safety and liquidity.

         Net loss per share

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of adoption is expected to result in no change in primary or fully diluted earnings per share for the three and six month periods ended June 30, 1997 and 1996.


2.       AVAILABLE-FOR-SALE SECURITIES

         The Company's debt securities are available-for-sale and consist primarily of corporate debt securities of $55,492,000, and U.S. Treasury Notes and other U.S. government securities of $16,334,000 at June 30, 1997. Short-term investments have original maturities ranging from one to 3 years. The gross realized gains and losses on sales of available-for-sale securities were insignificant in the three and six month periods ended June 30, 1997.


3.       RELATED PARTY TRANSACTIONS

         During February 1997, the Company loaned $110,000 to an officer of the Company to aid in the relocation of his residence. The first note totaling $75,000 and bearing an interest rate of 5.18% per annum, will be forgiven as compensation expense to the officer at a rate of 33% per year pending the officers continued employment by the Company. The additional note of $35,000 bears interest at 5.18% per annum and is due in full on February 28, 2000, or immediately if the officer's employment with the Company is terminated by him or by the Company with cause. Both notes receivable are secured by the officers personal equity securities account and personal real property.


4.       SUBSEQUENT EVENT

         On June 23, 1997, the Company signed a license agreement with The Green Cross Corporation, a Japan based pharmaceutical company ("Green Cross"). Under the terms of the license, the Company has granted Green Cross non-exclusive rights to certain Pro-Urokinase patents that the Company had previously licensed from Vascular Research Laboratories. Green Cross will pay royalties to the Company based on a percentage of sales of products that utilize the technology if such products are developed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since commencement of operations in October 1986, Neurex has devoted substantially all of its resources to its research and development programs. The Company has been unprofitable since inception and expects to incur significant and increasing losses over at least the next few years in order to continue clinical development and to commercialize its products. As of June 30, 1997, the Company's cumulative net loss was $89,511,000. The Company's principal sources of working capital have been public and private equity financings, convertible notes payable including the convertible note payable to Medtronic, Inc., a stockholder (the " Medtronic Note"), milestone and other payments from collaborative research and development agreements, license fees, interest income, lease financings and research grants. The Company has not generated any product sales.

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

         This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities & Exchange Act of 1934, as amended. These statements relate and involve inherent risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the risks described in this Overview and discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


RESULTS OF OPERATIONS

Three Months Ended June 30,1997 and 1996

         Revenues were $389,000 and $733,000 for the three months ended June 30, 1997 and 1996, respectively. Revenues in both periods consisted primarily of expense reimbursements from a related party. The decrease in 1997 was due to the timing of reimbursable activities.

         Research and Development expenses increased by $1,095,000 or 23%, to $5,865,000 for the three months ended June 30, 1997, compared to $4,770,000 in the earlier period. The increase was due primarily to increased Phase III clinical studies of SNX-111 for malignant and non-malignant pain, clinical and scientific consultant expenses in preparation for the FDA Advisory Committee Meeting held on June 26, 1997 for CORLOPAM(R) and personnel costs. The increase in expenses for the period ended June 30, 1997, was partially offset by a reduction of expenses associated with the research agreement with Vascular Laboratories, Inc. of the New England Deaconess Hospital at Harvard University. The Company expects research and development expenses to increase significantly over the next several years.

         Selling, general and administrative expenses were $1,616,000 and $698,000 for the three months ended June 30, 1997, and 1996, respectively, representing an increase of 132%. This increase is attributable primarily to efforts to establish marketing capabilities as well as other personnel costs. The Company expects selling, general and administrative expenses to increase significantly over the next several years.

         Net interest income increased to $1,033,000 for the three months ended June 30, 1997, compared to $807,000 in the earlier period. The increase was due to the increase in cash available for investments as the result of the completion of a public offering in May 1996.

Six Months Ended June 30,1997 and 1996

         Revenues were $826,000 and $1,099,000 for the six months ended June 30, 1997 and 1996, respectively. Revenues in both periods consisted primarily of expense reimbursements from a related party.

         Research and Development expenses increased by $5,531,000 or 70%, to $13,441,000 for the six months ended June 30, 1997, compared to $7,910,000 in the earlier period. The increase was due primarily to increased Phase III clinical study expenses of SNX-111 for malignant and non-malignant pain, clinical and scientific consultant expenses in preparation for the FDA Advisory Committee Meeting held on June 26, 1997 regarding CORLOPAM(R) and personnel costs. The increase in expenses for the period ended June 30, 1997, was partially offset by a reduction of expenses associated with the research agreement with Vascular Laboratories, Inc. of the New England Deaconess Hospital at Harvard University. The Company expects research and development expenses to increase significantly over the next several years.

         Selling, general and administrative expenses were $3,156,000 and $1,425,000 for the six months ended June 30, 1997, and 1996, respectively, representing an increase of 121%. This increase is attributable primarily to establish marketing capabilities as well as personnel costs. The Company expects selling, general and administrative expenses to increase significantly over the next several years.

         Net interest income increased to $2,071,000 for the six months ended June 30, 1997, compared to $1,053,000 in the earlier period. The increase was due to the increase in cash available for investments as the result of the successful completion of a secondary offering in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1997, cash expenditures for operating activities and additions to capital equipment were $12,491,000. The Company anticipates that these expenditures will increase significantly in future periods.

         The Company had available cash, cash equivalents and short-term investments of $74,991,000 at June 30, 1997. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return and, wherever possible, seeks to minimize the potential effects of concentration and degrees of risk.

         The Company expects to continue to incur substantial additional operating losses from costs related to the potential commercial product launch activities, continuation and expansion of research and development, including clinical studies and increased administrative activities over at least the next few years. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its current and planned operations through the foreseeable future. However, the Company's requirements may change depending on numerous factors, including, but not limited to, the progress of the Company's timing and cost of potential commercial product launch activities, research and development programs, the results of clinical studies, the number and nature of the indications the Company pursues in clinical studies, the timing of domestic and foreign regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products and the status of competitive products. In addition, expenditures will be dependent on the establishment of collaborative relationships with other companies, the availability of financing and other factors. The Company plans to continue to fund its short and long-term operations using a combination of public and private equity and debt offerings, and payments from the licensing, sublicensing and/or sales of its intellectual property rights. If such funds are not obtained, the Company may need to delay or curtail its research and development activities to a significant extent.

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

3.       DEFAULTS UPON SENIOR SECURITIES

                  None.

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of stockholders of Neurex was held on May 15, 1997.

         (b) The election of the following Directors nominated by the Company for terms expiring at the 1998 annual meeting:

                  Paul Goddard, Robert R. Luther, Roberto Crea, Thomas L. Barton, David L. Anderson, Gerard Burrow, John F. Chappell, Raymond C. Egan, John W. Glynn, Howard Greene, Jr.

                  All directors were elected at this meeting. No other directors continued their term after the meeting, other than those elected at the meeting.

         (c)      At the annual meeting, stockholders approved the following:

                  (i)      Election of directors:

                                                      VOTES FOR                     VOTES WITHHELD
                                                      ---------                     --------------
               Paul Goddard                          16,533,753                        365,617
               Robert R. Luther                      16,534,108                        365,262
               Roberto Crea                          16,533,108                        366,262
               Thomas L. Barton                      16,534,363                        365,007
               David L. Anderson                     16,534,763                        364,607
               Gerard Burrow                         16,534,895                        364,475
               John F. Chappell                      16,534,995                        364,375
               Raymond C. Egan                       16,533,395                        365,975
               John W. Glynn                         16,534,995                        364,375
               Howard Greene, Jr.                    16,534,995                        364,375

               Shares represented at the meeting:    16,899,370

                  (ii) The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1997. There were 16,880,899 votes in favor, 6,201 votes against, and 12,270 abstentions out of the 16,899,370 shares represented at the meeting.

                  (iii) An increase in the number of shares which may be granted under the Company's 1988 Employee and

                           Consultant Stock Option Plan of the Company to 4,311,111 from 3,311,111. There were 7,134,053 votes in favor, 4,220,277 votes against, 20,549 abstentions and 5,524,491 broker non-votes out of the 16,899,370 shares represented at the meeting.

                  (iv) The 1997 Employee Stock Purchase Plan and the authorization of 400,000 shares of common stock for issuance. There were 9,826,903 votes in favor, 1,564,603 votes against, 24,997 abstentions and 5,482,867 broker non-votes out of the 16,899,370 shares represented at the meeting.

5. OTHER INFORMATION

         On July 10, 1997, the Company entered into a five (5) year, non-exclusive Manufacturing and Packaging Agreement with SP Pharmaceuticals LLC, a limited liability corporation ("SP Pharmaceuticals") to supply commercial scale quantities of CORLOPAM(R) (the "Agreement"). The Agreement may be automatically renewed for one-year periods unless the Company or SP Pharmaceuticals provides the other party with six (6) months or twelve (12) months notice, respectively, prior to the expiration of the current term. The Company has agreed to indemnify SP Pharmaceuticals for certain liabilities. Although the FDA has approved SP Pharmaceuticals' facility, processes and procedures for manufacturing CORLOPAM(R), there can be no assurance that SP Pharmaceuticals and the Company will continue to meet FDA or product specification standards for the manufacture of CORLOPAM(R) or that the Company's manufacturing requirements can be met in a consistent and timely manner.

6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Reports on Form 8-K

                  During the quarter ended June 30, 1997, the Company filed no Current Reports on Form 8-K.

                               NEUREX CORPORATION

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 13, 1997                     Neurex Corporation
         ----------------------------




By:      /S/ PAUL GODDARD                    By:  /S/  JOHN VARIAN
         ----------------------------           -----------------------------
         Paul Goddard, Ph.D.                     John Varian
         Chairman and Chief Executive            Vice President and Chief
         Officer                                 Financial Officer

                                Exhibit Index



No.                       Description

27                        Financial Data Schedule