Form 10-K
period 1997-12-31
NEUREX CORP/DE
filed 1998-03-30
CIK 884065

SECURITIES AND EXCHANGE COMMISSION


                                  Washington, D. C. 20549




                                         FORM 10-K

     For the fiscal year ended December 31, 1997 Commission file number 0-19874

                           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                                    THE SECURITIES EXCHANGE ACT OF 1934




                                           Neurex Corporation
                         (Exact name of registrant as specified in its charter)

                  DELAWARE                                          77-0128552
(State or other jurisdiction of incorporation                   (I.R.S. Employer
              or organization)                             Identification No.)


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


                  Securities  registered  pursuant to Section  12(g) of the Act:
                                                  None
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes __X No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Common Stock of the registrant held by non-affiliates as of March 5, 1998, was $405,206,425.

           The number of shares of Common Stock outstanding at March 5, 1998, was 22,350,051.

                                   DOCUMENTS INCORPORATED BY REFERENCE
                                    (To the extent indicated herein)

         Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with Registrant's annual meeting of stockholders to be held on May 7, 1998, is incorporated by reference into Part III of the Report.

This report on Form 10-K, including all exhibits, contains 66 pages. The exhibit index is located on pages 60-62 of the Report.



                                       PART 1

Note Regarding Forward-Looking Statements

         This Annual Report on Form 10-K for Neurex Corporation ("Neurex" or the "Company") contains forward-looking statements including, among other things:
(i) descriptions of the expected therapeutic indications for the Company's potential products; (ii) the Company's product development and commercialization timetables; and (iii) various statements concerning the markets in which the Company's potential products will compete and how the Company plans to address these markets. All such forward-looking statements are necessarily only estimates and are subject to a number of risks and uncertainties which may cause actual results to differ materially from stated expectations. These risks and uncertainties include, but are not limited to: (i) the Company's ability to complete clinical development of its products and obtain timely regulatory approval; (ii) decisions made by regulatory agencies regarding therapeutic indications for the Company's products; (iii) technological uncertainties; (iv) the accuracy of the Company's estimates of the size and characteristics of the markets being addressed and to be addressed by its products and the impact of competitive products and pricing on market success; (v) complexities involving third party product reimbursement; (vi) reliance on collaborative partners for product development and sales; (viii) complexities and uncertainties arising from the Company's biotechnology patents; and (ix) other factors and risks including, but not limited to, those described hereunder in "Item 1., Business" and "Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Annual Report.

ITEM 1.  BUSINESS

Overview

         Neurex has developed and is developing biopharmaceutical products principally for pain management and the treatment of cardiorenal and
neurological   diseases.   The  Company's  two  lead  products  are  CORLOPAM(R)
(fenoldopam, mesylate) and ziconotide (SNX-111). CORLOPAM was approved for commercialization in September 1997 and commercially launched in January 1998. Ziconotide is in advanced stage clinical trials. Both CORLOPAM and ziconotide have potential in multiple indications. In addition, the Company conducts active research and licensing program to expand its product portfolio. The Company's strategy is (i) to develop and directly market its products for acute care treatment in hospital settings, such as emergency rooms, intensive care units and pain clinics, in the United States; and (ii) to enter into collaborative relationships to develop and market its chronic treatment products in the United States, and all of its products outside the United States.

         On September 24, 1997, the Food and Drug Administration ("FDA") approved for commercialization, Neurex' first product, CORLOPAM, which is an intravenously administered product for the management of high blood pressure in patients in the hospital setting. CORLOPAM is the first of a new pharmacological class of cardiovascular drugs with a novel mechanism of action. The product label states: "CORLOPAM is indicated for the in-hospital, short term (up to 48 hours) management of severe hypertension when rapid, but quickly reversible, emergency reduction of blood pressure is clinically indicated, including malignant hypertension with deteriorating end-organ function. Transition to oral therapy with another agent can begin at any time after blood pressure is stable during CORLOPAM infusion." The Company intends to further develop intravenous CORLOPAM in a number of potential therapeutic indications and is evaluating a transdermal form for the treatment of acute or chronic renal failure and congestive heart failure.

         Ziconotide, formulated for intrathecal (directly into the spinal canal) administration, is in final stages of Phase III clinical development for the treatment of severe pain in terminally ill patients suffering from AIDS and cancer, and patients who have chronic intractable neuropathic pain caused by a variety of underlying pathologies. Enrollment in the neuropathic pain study has been completed with over 250 patients enrolled and the malignant pain trial has surpassed its interim goal of 100 patients. In addition to the short-term double blinded studies, a long-term safety study is ongoing, which focuses on the safety of ziconotide when used over an extended time period. The results of the completed neuropathic pain trial coupled with the interim results from the malignant pain trial are expected to be supportive of an new drug application ("NDA") filing during 1998. The Company believes that the emerging clinical profile of ziconotide in the treatment of pain suggests that it may be useful in patients resistant to opiate therapy, patients intolerant to opiate therapy and in patients with neuropathic pain for which there is no existing specific and effective therapy. Phase II studies are also being conducted to investigate the efficacy of ziconotide for acute post surgical pain. See "Uncertainty Related to Clinical Trial Results" and "Government Regulation and Associated Risk Factors."

         On January 13, 1998, the Company announced that is has completed interim analysis of data from patients enrolled in its Phase III neuropathic pain trial of ziconotide. The blinded interim analysis was performed, as planned, by an independent third party to review if there were sufficient numbers of patients enrolled to demonstrate a significant difference between the ziconotide and placebo groups. This analysis, which included over 100 patients, revealed that the difference in pain reduction between the two groups was substantial with a reduction in pain scores of approximately 40% in one group to no change in the other.

         Neurex has entered into a collaborative alliance with Medtronic, Inc. ("Medtronic") for the development and commercialization of ziconotide for the intrathecal treatment of chronic pain with Medtronic's implantable pump. The Company received $2,000,000 from Medtronic upon executing the collaboration agreement and in August 1995, Neurex issued an $8,000,000 note, (the "Medtronic Note") to Medtronic. In connection with the completion of a directed public offering, $6,500,000 of the Medtronic Note, plus interest, converted into common stock at $4.625 per share, and the remaining $1,500,000 converted into a prepaid development milestone which, if not earned by April 30, 1998, will be repaid with interest. In connection with the Medtronic Note, the Company issued
Medtronic a warrant valued at $460,000, exercisable immediately for 169,646 shares of the Company's common stock at $4.625 per share. Upon the conversion of the Medtronic Note, the Company issued to Medtronic a warrant to purchase 500,000 shares of common stock at an exercise price of $5.40 per share.

         Ziconotide is also being developed, under a collaborative alliance, with Warner-Lambert Company ("Warner-Lambert"), for intravenous administration for the treatment of brain damage following closed head trauma and stroke. In accordance with the terms of the collaboration, Warner-Lambert initiated: (i) Phase III clinical trials of ziconotide for the treatment of head trauma, and
(ii) feasibility studies in stroke during 1997. Under this collaboration for the prevention of ischemic damage in these indications, Warner-Lambert and Neurex share development expenses, product costs and certain marketing rights. Warner-Lambert purchased $7,000,000 of the Company's common stock on September 22, 1993, at the time of the Company's initial public offering, $1,500,000 on November 13, 1995, at $4.50 per share, and an additional $1,500,000 on March 29, 1996, at $19.93 per share.

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

         The Company was incorporated in California in 1983 and changed its state of incorporation to Delaware in 1986, when it commenced operations. The Company's executive offices and its research and development facility are located at 3760 Haven Avenue, Menlo Park, California 94025, and its telephone number is (650) 853- 1500.

Company Strategy

         Neurex is developing biopharmaceutical products principally for pain management and the treatment of cardiorenal and neurological diseases. The Company's strategy is: (i) to develop and directly market its products for acute care treatment in hospital settings, such as emergency rooms, intensive care units and pain clinics, in the United States; and (ii) to enter into collaborative relationships to develop and market its chronic treatment products in the United States, and all of its products outside the United States. The Company believes that focusing its resources on developing products for acute care affords the following significant advantages:

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

         With the marketing approval of CORLOPAM in September 1997, Neurex hired a 35 person sales force to market the drug in the United States. The Company is investing significant resources and management time in developing its sales and marketing organization. Outside of the United States, the Company's strategy is to market its products in conjunction with corporate partners, such as the Company's corporate partnership relationship with Beaufour Ipsen. Neurex intends to use a contract manufacturer for the commercial scale production of its products, thus deferring the need to invest in manufacturing infrastructure in the near-term while retaining future flexibility.

Neurex Product Development Programs

         The following table summarizes the potential applications and status of Neurex product development programs and is qualified by reference to the more detailed descriptions elsewhere. There can be no assurance that any of these programs will progress beyond its current status. It is possible that no additional products will become commercially available for sale for more than a year, if at all.

                                                                                 Stage of
           Program                             Indication                     Development (1)                  Commercial Rights
--------------------------------    ---------------------------------     ------------------------        -------------------------

CORLOPAM                              Control of  High Blood                   Commercialized                    Neurex (4)
                                      Pressure
                                      Malignant Hypertension                   Commercialized                    Neurex (4)
Fenoldopam Transdermal                Acute & Chronic Renal                     Preclinical                      Neurex
                                      Failure
                                      Congestive Heart Failure                  Preclinical                      Neurex
Ziconotide for Pain (2)               Chronic Malignant Pain                     Phase III                    Medtronic/Neurex
                                      Chronic Neuropathic Pain                   Phase III                    Medtronic/Neurex
                                      Acute Pain                                  Phase II                       Neurex
Ziconotide for Ischemia (2)           Closed Head Trauma                         Phase III                 Warner-Lambert/ Neurex(3)
                                      Stroke                                      Phase II                    Warner-Lambert (3)



1 "Preclinical" indicates that the Company has selected a specific compound to undergo formulation optimization and stability studies, scale-up and process chemistry, current Good Manufacturing Practices ("cGMP") manufacturing of bulk drug, in vivo pharmacology, toxicology, pharmacokinetic and pharmacodynamic studies or other appropriate ex vivo and in vivo laboratory studies leading to the filing of an investigational new drug application ("IND").

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

     "Phase III" designates late-stage human studies which are the final studies conducted in a large population of patients afflicted with the target disease or condition prior to filing a new drug application ("NDA").
(2) With certain limited exceptions, all compounds derived from the Company's neuron-specific calcium channel technology, including ziconotide, are subject to the Warner-Lambert or Medtronic collaborations; however, Neurex has retained rights for ziconotide for the intrathecal, epidural and local treatment of acute pain and the non-intrathecal treatment of chronic pain. See "Strategic Alliances."

(3) Neurex retains certain co-promotion rights for all products developed in collaboration with Warner-Lambert.

(4) Neurex has licensed the commercial rights in Europe to Beaufour Ipsen. See "Strategic Alliances and Associated Risks."

CORLOPAM(R)

         Neurex licensed CORLOPAM (fenoldopam, mesylate) worldwide from SmithKline Beecham Corporation ("SmithKline"). CORLOPAM, a potent and specific DA1 agonist, produces systemic and renal dilation through a unique mechanism of action. On September 24, 1997, the Food and Drug Administration ("FDA") approved for commercialization, Neurex' first product, CORLOPAM which is an intravenously administered product for the management of high blood pressure in patients in the hospital setting. CORLOPAM is the first of a new pharmacological class of cardiovascular drugs with a novel mechanism of action. The product label states:
"CORLOPAM is indicated for the in-hospital, short term (up to 48 hours) management of severe hypertension when rapid, but quickly reversible, emergency reduction of blood pressure is clinically indicated, including malignant hypertension with deteriorating end-organ function. Transition to oral therapy with another agent can begin at any time after blood pressure is stable during CORLOPAM infusion." The Company intends to further develop intravenous CORLOPAM in a number of different therapeutic indications and is evaluating a transdermal form for the treatment of acute or chronic renal failure and congestive heart failure. There can, however, be no assurance that these studies will be successfully completed or, if completed, that the Company will receive approval from the FDA to market CORLOPAM for these additional indications.

Control of Blood Pressure in Hospitalized Patients

         CORLOPAM is indicated for the in-hospital treatment (up to 48 hours) of severe hypertension when rapid, but quickly reversible, emergency reduction of blood pressure is clinically indicated, including malignant hypertension with deteriorating end-organ function. Intravenous antihypertensives are routinely prescribed in the emergency room, operating room and critical care units to control severe or life threatening elevations in blood pressure. There are approximately 2.4 million patient treatments with an intravenous ("IV") antihypertensive in the hospital setting. See "Marketing and Associated Risks." These treatments consist of vasodilators, calcium channel blockers, beta blockers, alpha-beta blockers. Most products in this market have clinical deficiencies which limit the use making for the introduction of a new agent desirable. CORLOPAM's major competition is sodium nitroprusside, a rapid-acting potent vasodilator accounting for approximately 500,000 of the total patients treated with an IV antihypertensive. While sodium nitroprusside's pharmacodynamic properties make it the gold-standard for severe hypertension, the drug's potential for cyanide toxicity, need for invasive hemodynamic monitoring, special handling requirements and it's unpredictability make an alternative such as CORLOPAM and extremely attractive therapeutic alternative. See "Competition and Associated Risks." In clinical studies, CORLOPAM has consistently demonstrated a strong profile of safety and efficacy in both healthy and severely compromised patients in comparison to sodium nitroprusside. CORLOPAM has been associated with an increase or maintenance of renal function, which has not been demonstrated by sodium nitroprusside. In fact, sodium nitroprusside has been associated with deterioration in renal, cerebral and cardiac function.

Risk Factors Specifically Associated with CORLOPAM Product Development and Commercialization

         While CORLOPAM for intravenous administration in patients who require blood pressure control during and after surgery and for the treatment of hypertension in patients where the administration of oral medication is not feasible or desirable was approved for commercialization by the FDA in September 1997, there can be no assurance that the FDA will act promptly on future applications for other indications for CORLOPAM or, that if it acts, its response will be favorable or that the general risks described elsewhere in this report will not negatively impact the development of CORLOPAM. The standards and procedures used by the FDA to approve the marketing of pharmaceuticals has changed over time and has proven to be challenging for biopharmaceutical companies to accurately predict. After approval, further studies may be required to obtain approval for other uses of CORLOPAM. Approvals already granted or to be received may also be withdrawn if compliance with regulatory standards is not maintained or if problems with the pharmaceutical product occur following approval. See the section entitled "Government Regulation and Associated Risks" below for discussion of additional risk factors which could effect government approval and marketing of CORLOPAM. See "Government Regulation and Associated Risk Factors."

         While approved for marketing, there can be no assurance that CORLOPAM will achieve market acceptance. There also can be no assurance that physicians, patients and payors, or the medical community in general, will accept or utilize CORLOPAM as anticipated by the Company. In order to be successful, CORLOPAM must replace existing therapies, both in the United States and Europe and users of existing therapies may be resistant to change. In addition, resistance is possible from third party payors who must review and approve products prior to the time reimbursement can be obtained. See the section entitled "Competition and Associated Risks" and "Marketing and Associated Risk Factors."

Fenoldopam Transdermal

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

         In order to provide adequate therapy over the long periods of time required to treat chronic renal failure, the Company is working to develop chronic bioavailable formulation and is evaluating a transdermal formulation which could provide a prolonged period of blood circulation.

Acute Renal Failure

         The Company believes that CORLOPAM, based on its direct effect on the kidneys, may be useful in the treatment of renal failure by improving renal blood flow, inducing urine production and increasing sodium excretion. In Phase II studies, CORLOPAM delivered intravenously was shown to improve urine flow, sodium excretion and creatinine clearance in patients with renal impairments. The Company plans to develop CORLOPAM in the IV or transdermal form for this indication. It is estimated that approximately 275,000 patients each year in the United States have an elevated risk of acute renal failure as a result of trauma and post-surgical complications. See "Uncertainty Related to Clinical Trial Results."

Chronic Renal Failure

         In preclinical animal studies, a fenoldopam prodrug has shown a sustained increase in fenoldopam concentrations over a period of several hours, and sustained improvements in kidney function, as compared to minutes following orally administered CORLOPAM. In animal studies designed to mimic drug induced renal toxicity, a fenoldopam prodrug showed improved renal function and significantly reduced morphological changes in the kidney in treated animals as compared to control animals. A prodrug is an inactive precursor drug which releases an active form of a drug through a simple chemical reaction upon absorption into the blood stream from the GI tract. These results represent a significant opportunity in the treatment of chronic renal failure and congestive heart failure where prolonged administration, either transdermally or via a prodrug of CORLOPAM, is desirable.

Congestive Heart Failure

         The Company believes that CORLOPAM, through a combination of systemic and renal effects, may be able to reduce the workload of the heart, an important therapeutic objective in treating congestive heart failure. In initial Phase II studies evaluating CORLOPAM in the acute treatment of advanced congestive heart failure, CORLOPAM was shown to improve cardiac function, including cardiac output. Although no clinical development is ongoing currently, the Company plans to further explore the properties of CORLOPAM for this indication. Severe congestive heart failure occurs in approximately 2.5 million patients per year in the United States. See "Uncertainty Related to Clinical Trial Results."


Risk Factors Associated with Fenoldopam Prodrug Product Development

         A transdermal or prodrug formulation of fenoldopam has not been administered to human beings. Many products which are administered to animals and successfully pass preclinical trials to begin administration in human clinical trials after the filing of an IND, fail to prove either safe of efficacious in human beings. Previous prodrug versions of fenoldopam have failed to make it through the preclinical process to human clinical trials and there is no assurance that any transdermal or prodrug formulation will be successful in the future. Until such trials are held, there can be no assurance that such formulations of fenoldopam will prove to be safe and efficacious for use by humans. See "Technological Uncertainty," "Uncertainty Related to Clinical Trial Results" and "Government Regulation and Associated Risk Factors" below.

Ziconotide for Pain

         Ziconotide, formulated for intrathecal (directly into the spinal canal) administration, is in final stages of Phase III clinical development for the treatment of severe pain in terminally ill patients suffering from AIDS and cancer, and patients who have chronic intractable neuropathic pain caused by a variety of underlying pathologies. Enrollment in the neuropathic pain study has been completed with over 250 patients enrolled and the malignant pain trial is at its interim goal of 100 patients. In addition to the short-term studies, a long-term safety study is ongoing, which focuses on the safety of ziconotide when used over an extended time period. The results of the completed neuropathic pain trial coupled with the interim results from the malignant pain trial are expected to be supportive of an NDA filing during 1998. The Company believes that the emerging clinical profile of ziconotide in the treatment of pain suggests that it may be useful in patients resistant to opiate therapy, patients intolerant to opiate therapy and in patients with neuropathic pain for which there is no existing specific and effective therapy. See "Uncertainty Related to Clinical Trial Results" and "Government Regulation and Associated Risk Factors."

         Neurex has entered into a collaborative alliance with Medtronic for the development of ziconotide for the intrathecal treatment of chronic pain with Medtronic's implantable pump. Medtronic holds exclusive commercial rights to ziconotide for intrathecal spinal administration in the United States and non-exclusive commercial rights in Europe. Neurex is therefore, free to seek a corporate partner in Europe for ziconotide in pain indications. Neurex has retained rights to develop ziconotide for acute analgesic indications, including applications using local administration. Early preclinical studies indicated that Neurex' compounds bind specifically to the area of the spinal cord that receives input from the nerves responsible for the transmission of pain signals from the peripheral nervous system to the brain. Neurex discovered that ziconotide is a potent analgesic agent when administered either intrathecally or locally to injured peripheral nerves. It has been estimated that approximately 134,000 patients annually are treated using spinal catheters in hospital settings alone.

         The Company is developing ziconotide for the treatment of three different types of pain: (i) severe chronic malignant pain associated with cancer and AIDS, (ii) chronic neuropathic pain, and (iii) acute pain.
Neuropathic pain, which may be acute or chronic in nature, occurs when the nervous system becomes disordered and starts firing automatically. This is seen in such syndromes as shingles (post-herpetic neuropathy), diabetic neuropathy, reflex sympathetic dystrophy, complex regional pain syndrome ("CRPS"), and even post-surgery. In acute pain, there is a noxious stimulus which may be caused by trauma or surgery and is a physiologic response to a particular stimulus outside the nervous system.

         In various preclinical models, ziconotide, when administered directly into the spinal canal, has been shown to be highly effective in suppressing pain in various models of severe malignant, chronic neuropathic, and acute pain. Moreover, local administration of ziconotide around a nerve associated with neuropathic pain has also been effective in a relevant animal model. In preclinical studies, tolerance to the analgesic effects of ziconotide does not develop over a seven-day period, and, to date, has not been shown to occur in clinical studies. If this profile can be confirmed in clinical trials, ziconotide may offer a significant advantage over current therapies in the treatment of neuropathic pain. See "Uncertainty Related to Clinical Trial Results."

         The unique mode of action of ziconotide may offer a viable alternative to other types of analgesics including opiates which, although potent, have significant disadvantages including tolerance, dose-limiting side effects and the potential for dependence. Nonsteroidal anti-inflammatory drugs and salicylates, while providing moderate pain relief, do not compare in their profile to morphine and its analogues in patients with severe and intractable pain. Moreover, it is generally recognized that there are no selective and effective treatments for neuropathic pain, which remains an unmet medical need. See "Competition and Associated Risk Factors."

  Neuropathic Pain

         A Phase I/II study was completed by the end of 1995. Entry criteria were initially limited by the FDA to terminally ill cancer and AIDS patients with intrathecal catheters already in place, who had a life expectancy of no more than four months and who had become resistant to opiate therapy. After results for the first nine patients were discussed with the FDA, the entry criteria were expanded to include non-cancer patients with neuropathic pain. In this study, the patients were subjected to dose escalation until efficacy was reached, as evaluated using standard pain analog scales. In addition, those patients who responded to therapy were allowed to enter a long-term treatment protocol. Of the 25 patients who were evaluable, 21 had responded favorably with partial to complete pain relief. The investigators observed relief of symptoms of chronic and neuropathic pain and a concomitant reduction of other pain medications. In the long-term protocol, patients were treated for up to 36 weeks and remained essentially pain-free during such therapy. The Company is currently conducting two multi- center pivotal Phase III studies for the treatment of chronic malignant pain in cancer and AIDS patients, and for the treatment of chronic intractable neuropathic pain. These studies have a double blind crossover design to measure the efficacy of ziconotide in giving symptomatic relief and a long-term extension protocol to access safety and efficacy. Enrollment in the neuropathic pain study has been completed with over 250 patients enrolled and the malignant pain study is at its interim goal of 100 patients. However, there can be no assurance that further studies will not be required. The Company is developing this therapy with its corporate partner, Medtronic.

         On January 13, 1998, the Company announced that is has completed interim analysis of data from patients enrolled in its Phase III neuropathic pain trial of ziconotide. The blinded interim analysis was performed, as planned, by an independent third party to review if there were sufficient numbers of patients enrolled to demonstrate a significant difference between the ziconotide and placebo groups. This analysis, which included over 100 patients, revealed that the difference in pain reduction between the two groups was substantial with a reduction in pain scores of approximately 40% in one group to no change in the other.

         Neuropathic pain syndromes, including reflex sympathetic dystrophy, phantom limb syndrome and post- herpetic neuralgia (shingles) are poorly treated by currently available therapies. Many chronic pain syndromes have a significant neuropathic component that prevents complete pain relief with currently available analgesics. The neuropathic pain syndromes are particularly difficult to treat and traditional therapies such as minor analgesics, anti-inflammatory drugs and major analgesics, including opioid drugs, do not provide adequate symptomatic relief for most patients. In serious cases, local anesthetics, such as bupivacaine, are used to give symptomatic relief. However, these local anesthetics also lead to sensory deprivation which can affect motor functions and, as a result, are seen as a treatment of last resort. It is estimated that more than 6,600,000 patients suffer from neuropathic pain each year in the United States, of which, approximately 700,000 have intractable pain, requiring ongoing out-patient care. See "Marketing and Associated Risk Factors" and "Competition and Associated Risk Factors."

Malignant Pain

         Data from the Company's initial Phase I/II study for treatment of chronic intractable pain indicate ziconotide had a favorable effect on malignant pain. Based on the results of this study, a Phase III study in this patient population was initiated in June 1996 and enrollment was completed in March 1998.

          A publication of the National Cancer Institute indicates that approximately 1,000,000 cancer patients per year in the United States suffer severe or intractable pain, and the Company estimates that approximately 10% or 100,000 of these patients receive intrathecal or epidural therapy. See "Uncertainty Related to Clinical Trial Results" and "Marketing and Associated Risk Factors" below.

  Acute Pain

         In preclinical models of acute pain in small animals, ziconotide has been shown to be highly effective. The Company has completed a Phase II study with ziconotide being delivered intrathecally. The Company is currently performing a Phase II study in which ziconotide is delivered epidurally to determine the required dose adjustment, if any, that would be required to provide pain relief under this more commonly used method of drug administration. Although the studies remain blinded, early results are promising in severe post-surgical pain. Recently there has been an increased recognition of the value of intrathecal opioids in the anesthetic/analgesic management of patients undergoing major thoracic and abdominal surgery. This approach is designed to enable patients to be mobilized as quickly as possible following surgery while providing significant pain relief. The Company intends to evaluate ziconotide in such cases and evaluate the market opportunities for intraoperative and post-operative pain management. There are in excess of 16,000,000 surgical procedures in the United States each year. The Company believes ziconotide may be useful in a significant portion of these surgeries. Initial studies are focusing on major abdominal and orthopedic procedures. The Company retains all rights to this indication. See "Competition and Associated Risk Factors" and "Marketing and Associated Risk Factors."

Ziconotide for Ischemia

         Ziconotide, for intravenous administration, completed Phase II studies for the treatment of brain damage following head trauma and CABG surgery in 1996. Neurex is engaged in a collaborative alliance with Warner- Lambert for the development of ziconotide for the prevention of ischemic damage. Under the terms of the collaboration, Neurex was responsible for conducting Phase I and II studies while Warner-Lambert is responsible for Phase III studies in these ischemic indications. A Phase III study in head trauma patients which began in the second half of 1997 is being performed by Warner-Lambert. In addition, Warner-Lambert commenced Phase II feasibility studies in stroke patients in late 1997. Feasibility studies using ziconotide in the treatment of stroke are currently underway. Warner-Lambert will fund approximately two-thirds of the cost of all these clinical trials.

         Neurex selected ziconotide for development because of its ability in special brain cell preparations to reduce calcium flow into nerve cells and inhibit neurotransmitter release. Ziconotide is the only compound known to the Company to provide neuroprotection when given up to 24 hours after an ischemic injury, as demonstrated in preclinical studies. These results are of clinical importance because delays between the original ischemic injury and the time neuroresuscitation treatment is initiated in the emergency room are likely. In stroke, for example, an average of eight hours elapse between the original ischemic event and the eventual diagnosis that leads to the initiation of therapy. A shorter, but significant, delay in neuroresuscitation treatment can also be anticipated when cardiac arrest or head trauma occurs outside of the hospital.

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

  Closed Head Trauma

         In November 1996, the Company completed a Phase II clinical trial with ziconotide for the prevention of neurological damage after closed head trauma. There are several components that lead to neuronal damage and cell death, including nerve cell damage directly following mechanical injury, a generalized destabilization of neuronal membranes, metabolic dysfunction due to excessive calcium flow into the nerve cells, and damage due to primary and secondary global and focal ischemic events.

         In a double-blind Phase II study, a range of doses was tested to assess the safety, feasibility and preliminary efficacy of ziconotide in patients who suffered significant head trauma and were comatose. The protocol treatment consisted of a 72-hour infusion of ziconotide initiated within sixteen hours of the injury. In addition to comprehensive safety monitoring, a primary efficacy endpoint was assessed using the Glasgow Coma Score, a 15-point scale of neurological competence and the Glasgow Outcome score. Three different dose levels were tested in these studies.

         In July 1997, Phase III studies were initiated by Warner-Lambert. On July 29, 1997, it was announced that Neurex and Warner-Lambert had paused enrollment in the head trauma trial in order to evaluate additional clinical data from the earlier trials and specifically to evaluate the relative risk in relation to the benefit of administering ziconotide in accordance with the existing protocol. Several weeks later, Neurex announced that the Phase III studies had been restarted with no changes in the study design. The decision to restart the study was based on a review of the data from the earlier studies by the two companies, the Data Safety Monitoring Committee, the American Brain Injury Consortium, and the FDA. The double blind Phase III study currently being conducted by Warner-Lambert is targeting a total of 800,000 patients in 65 centers in the United States and Europe. An interim analysis to review safety and efficacy is planned following the enrollment of 200-300 patients.

         The Company estimates that, of the more than 500,000 closed head injuries in the United States each year, more than 150,000 patients suffer significant neurological damage following the original injury. See "Uncertainty Related to Clinical Trial Results."

  CABG Surgery

         In November 1996, the Company completed Phase II clinical trials to evaluate its safety and efficacy in patients who have undergone CABG surgery with cardiopulmonary bypass. During the study, patients received an intravenous infusion of ziconotide or placebo during the surgery for approximately five hours.

         The National Institutes of Health ("NIH") statistics indicate that there are approximately 350,000 CABG surgical procedures performed annually in the United States. Following CABG surgery, certain studies have indicated that between 20% and 60% of patients suffer a measurable neuropsychological deficit, which in many patients persists, leading to either physical or mental disability. In addition, a small proportion of patients suffer from stroke. It is believed that both global and focal ischemic events contribute to these neurological deficits that occur as the result of CABG surgery, and it is recognized that cardiopulmonary bypass generates many small emboli that pass to the brain, causing multifocal infarcts. At present, no trials are underway or anticipated in the near-term using ziconotide in CABG surgery patients.

  Stroke

         Studies by three independent investigators have shown ziconotide to be neuroprotective in different small animal models of focal ischemia that simulate the events that follow human stroke. In these studies, significant reductions of approximately 45% or more in infarct size were demonstrated compared to controls. Earlier small animal studies demonstrated protection from damage to the cerebral cortex, the primary site of injury in stroke, when ziconotide was given six hours after the ischemic insult. A Phase II feasibility study in patients was initiated by Warner-Lambert in late 1997. NIH publications indicate that more than 150,000 of the 500,000 stroke patients per year in the United States suffer severe and permanent neurological damage.

Risks Factors Associated with Ziconotide Product Development and
Commercialization

Patient Accession

         In  order  to  complete   clinical  trials  for  all   applications  of
ziconotide, including analgesia, the drug must be administered in a sufficient number of patients to determine its safety and efficacy profile. The Company has had greater difficulty than anticipated in registering patients in its human trials of ziconotide for pain. Cancer centers which traditionally have managed the pain and discomfort of their patients, particularly in the latter stages of life, have proved resistant to referring patients to the pain clinics where the Company's ziconotide is being tested. The Company plans to file an NDA for ziconotide for chronic intractable pain based upon the completed neuropathic pain study coupled with an interim review of data from the first approximately 100 patients in the malignant pain trial. The Company expects to be required to enroll an additional 65 evaluable patients to reach its overall enrollment goal. The FDA may require data from the additional 65 patients prior to approving ziconotide for commercialization. While the Company has taken significant action to address this slow enrollment issue, patient accession continues to be a problem and there can be no assurance that enough patients can be registered to complete the trials in a timely manner in order to avoid a potential approval delay or at all. See "Uncertainty Related to Clinical Trial Results."

Additional Problems in Designing Clinical Trials

         The application of ziconotide to conditions other than analgesia, such as closed head injury, presents a problem for the design of clinical trials. Using experimental drugs in emergency situations, such as is generally the case in the event of closed head injury, can prove difficult and is inherently impossible to schedule and control. There can be no assurance that the Company will be successful in designing trials which will satisfy the FDA or achieve acceptance in the marketplace, although the Company has designed a number of plans to address these issues. See "Uncertainty Related to Clinical Trial Results."

Neurex' Research Programs

NSCC Blocking Compounds

         Calcium plays an essential role in the function and dysfunction of nerve cells by regulating their metabolism and their communication with each other through its regulation of neurotransmitter release. The entry of calcium into cells is controlled by calcium channels and can be inhibited by calcium channel blockers. The classical calcium channel blockers developed and successfully commercialized for the treatment of cardiovascular diseases, such as hypertension and angina, have been found to be ineffective in treating most nervous system disorders. This was explained by the discovery that nerve cells contain additional classes of neuron-specific calcium channels, or NSCCs, that are distinct from calcium channels present in cardiac and smooth muscle cells.

         Neurex has developed highly selective peptides, such as ziconotide, that have been shown in preclinical studies to bind to discrete NSCC classes in different regions of the brain and elsewhere in the nervous system, and thereby regulate nerve cell metabolism and communication. At least six classes of calcium channels are located in the nervous system where they have distinct and different functions. Neurex' compounds directly and selectively affect the release of specific neurotransmitters, including norepinephrine, glutamate, dopamine, serotonin and acetylcholine, by regulating calcium influx through specific NSCCs.

         Phase II and Phase III clinical studies have confirmed pre-clinical experiments that show that Neurex' highly potent and selective N-type NSCC blocker, ziconotide, is a potent analgesic and can protect neurons from death following injury to the brain. Ziconotide is currently completing several Phase III clinical trials for analgesia and is in the midst of Phase III trials for neuroprotection following severe head trauma. Neurex is collaborating with Warner-Lambert to discover second generation small-molecule N-type NSCC blockers to follow ziconotide in treating various neurological and psychiatric disorders. Beyond the N-type NSCC, as a therapeutic target, of specific interest is the R-type NSCC which is found in particular areas of the central nervous system. The Company has discovered SNX-482, a potent and specific blocker of this channel, and is currently evaluating the pharmacological effects of blocking this channel both in vitro and in vivo to identify the most promising neurological or neuropsychiatric diseases to pursue. Preliminary studies in animal models indicate that SNX-482 may possess potent anti-seizure activity.

  Apoptosis

         Neurex has established a research program in brain apoptosis (programmed cell death) to discover novel drugs which may have applications in the prevention and therapy of neuronal degeneration for both acute indications, such as neurodegeneration due to stroke, cardiac arrest, and head trauma, and chronic indications, such as amyotrophic lateral sclerosis ("Lou Gehrig's disease") and Alzheimer's disease.

         The Company has demonstrated in animal models that apoptosis greatly contributes to the death of neurons following both focal and global ischemia. The research program is currently focused on two drug discovery efforts: (i) Identifying and evaluating the role of several genes expressed in the brain and known to be involved in apoptosis associated with neurodegeneration and on defining and modulating the mechanisms that control the process, (ii) High throughput screening of compound libraries for anti-apoptotic agents. The Company has identified a number of compounds that block apoptosis and has demonstrated in preclinical models that these compounds have neuroprotective properties. Neurex has received two Phase I research grants totaling $150,000 from the NIH to study the molecular mechanisms underlying neuronal apoptosis.

  Potassium Channels

         Potassium (K+) channels are the largest known family of ion channels and are ubiquitous regulators of the excitability of many tissues, including the central nervous system, heart, vasculature, and bronchial smooth muscle. Neurex researchers have undertaken a discovery program to develop new classes of therapeutic compounds to treat diseases of the central and peripheral nervous system based on identifying and isolating genes encoding novel K+ channels.

         Neurex molecular geneticists have recently cloned a new member of an emerging and apparently large family of K+ channel subtypes that appear to mediate "background" or "baseline" K+ currents. Background K+ currents are thought to be important for setting the level of electrical and synaptic activity of neurons and other cells. The Company's scientists plan to use their newly discovered K+ channels to screen compound libraries for drugs that modulate the activity of these channels and thereby develop treatments for diseases such as cerebral vasospasm, epilepsy, cardiac arrhythmias, congestive heart failure, peripheral vascular disease, and asthma.

  Exocytosis

         Nerve cells communicate with each other and with the muscles and glands they control by releasing chemical transmitters. This process is known as exocytosis.

         Neurex is focusing on several of the newly discovered proteins that constitute the molecular machinery underlying the process of exocytosis to screen for and develop compounds that modulate (either inhibit or stimulate) the release of chemical transmitters. The Company has concentrated its research program on the discovery of novel agents that interfere with the specific interactions among a selected set of several key exocytotic proteins in nerve cells. Therapeutic targets include treatments for conditions such as schizophrenia, Parkinson's disease, depression, and anxiety.

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

Glutaminase

         Excess levels in the brain of the excitatory neurotransmitter, glutamate, are known to be an important cause of neuronal injury in acute and chronic neurodegenerative disorders. Excess glutamate over-stimulates glutamate receptor channels, which provokes a flood of toxic ions, such as calcium, to enter neurons. Glutamate receptor antagonists have been under development by several pharmaceutical companies as neuroprotective treatments, but serious side effects have blocked advancement to market, thus far. Although much is known of the pathological consequences of production of excess glutamate in the brain, little is known of the cellular sources of this excess in brain disease.

         Neurex researchers have shown that neuronal death causes a dramatic increase in the production of extra cellular glutamate from the amino acid, glutamine (which is abundant in the brain's extra cellular fluid), resulting in a further substantial increase in neuronal death. They also have shown that this increase in glutamate is due to the exposure, to the extra cellular fluid, of the enzyme, glutaminase, from degenerating neurons. They have further shown that the damaging enzymatic activity - but not the normal activity in healthy cells - is selectively inhibited by a membrane impermeant inhibitor, resulting in protection of neurons from further degeneration. These results suggest that selective block of pathological glutamate production will be neuroprotective in human patients, while the side effects inherent in glutamate receptor antagonists can be avoided.

         The Company has mounted a drug discovery effort with inhibition of glutaminase as the molecular target and neurodegenerative diseases as the therapeutic target. The early stage of this work was partially supported by a Phase I Small Business Innovative Research grant from the NIH.

Risk Factors Associated with Neurex Research

         The essential nature of research is that the outcome is uncertain. There can be no assurance that any of the Company's programs will be successful or be continued. The Company continually reevaluates its research programs and adjusts or allocates its resources as necessary. For instance, Walk-through Mutagenesis, which was a Research Program, is now a research tool used to facilitate other projects. The Company also endeavors to complete its research programs in collaboration with corporate partners. These partners are generally necessary for the full exploitation of any of the Company's technologies should they prove to be successful. There can be no assurance that such collaborations will be available for any of the Company's research projects, or that any benefits to the Company will result from these collaborations. See "Strategic Alliances and Associated Risks."

Research Committee

         The Company's Research Committee oversees the scientific direction, priorities, and resource allocation of its research programs. The Committee includes outside experts in scientific areas of interest and members of the Company's management:



Dr. Richard Aldrich            Professor of Molecular and Cellular Physiology
                               at Stanford University


Dr. Brian B. Hoffman           Associate Professor of Medicine and Pharmacology,
                               Geriatric Research, Education and Clinical Center
                               at VA Medical Center

Dr. Robert R. Luther           Executive Vice President of Development of Neurex

Dr. George Miljanich           Senior Director, Biochemistry and Assay
                               Development of Neurex

Dr. Richard Scheller           Professor of Molecular and Cellular Physiology at
                               Stanford University

Dr. Richard Tsien              Smith Professor and former Chairman of the
                               Department of Molecular and Cellular Physiology
                               at Stanford University


         In  addition,   Neurex'  senior  scientists  as  well  as  invited  key
consultants participate on this Committee.

Strategic Alliances and Associated Risks

  Warner-Lambert Company

         Pursuant to the terms of the 1993 Researh and Development Collaboration agreement (the "Agreement"), Neurex has entered into a collaborative relationship with Warner-Lambert for the discovery, development and commercialization of ziconotide and other compounds that block NSCCs. Under the agreement, Warner-Lambert is obligated to make milestone payments to Neurex upon the achievement of certain development objectives with respect to ziconotide. In fiscal 1994, the Company received a total of $1,000,000 in connection with initiation of Phase II studies of ziconotide for the treatment of head trauma and CABG surgery. Under the Agreement, Warner- Lambert also has exclusive worldwide rights to commercialize NSCC compounds, subject to the following:
Neurex has retained the right to: (i) commercialize its compounds in Japan and East Asia; (ii) co-promote products resulting from the collaboration in the United States, the United Kingdom and one other European country to be designated later; and (iii) commercialize ziconotide for intrathecal or local administration for analgesic indications. Neurex and Warner-Lambert will share profits from the sales of co-promoted products, subject to certain limitations on the portion of such profits to be paid to Neurex. Products marketed only by Warner-Lambert, or co- promoted products marketed by Warner-Lambert outside of the co-promotion territory, will be subject to royalty payments to Neurex, and products marketed only by Neurex will be subject to royalty payments to Warner-Lambert. Neurex is therefore dependent upon the promotion efforts of Warner-Lambert for a portion of its profits with respect to sales of co-promoted products in the co-promotion territory and for royalties on the sales of other products under the collaboration. The development costs of the products to be co-promoted will be shared one-third by Neurex and two-thirds by Warner-Lambert. Warner-Lambert and Neurex will commit 12 full-time and 7 full-time employees, respectively, to the research collaboration. Warner-Lambert has the right to terminate its relationship with Neurex in its sole discretion upon appropriate notice to Neurex. Warner-Lambert purchased $7,000,000 worth of the Company's common stock on September 22, 1993, at the time of the Company's initial public offering, $1,500,000 on November 13, 1995 at $4.50 per share, and $1,500,000 on
March 29, 1996 at $19.93 per share. Warner-Lambert has indicated that it does not hold these shares as a long-term investor or collaborating partner, but as an investment to be held or disposed of as a function of portfolio management. Warner-Lambert has also paid Neurex a total of $1,500,000 in 1995 and $1,000,000 in 1996 in lieu of milestone payments described in a former agreement between the companies. These amounts received in lieu of milestone payments may offset future royalties, if any, due to Neurex from Warner-Lambert resulting in a royalty-free period on the commencement of product sales.

         In an amendment dated September 25, 1996, the Company and Warner-Lambert extended the Agreement for three additional years beginning September 30, 1996. The amendment further provides for up to $2,500,000 in additional milestone payments to the Company for the achievement of research milestones in the calcium channel project. In addition, Warner-Lambert will pay the Company approximately $1,200,000 per year for support of the employees at Neurex committed to the collaborative project.

  Medtronic, Inc.

         The Company has entered into a collaborative agreement with Medtronic to develop and commercialize ziconotide or backup peptide compounds for the chronic treatment of pain when the drug is administered intrathecally. The Company retains exclusive rights to acute pain indications when administered intrathecally and to all applications for local and epidural administration. Neurex and Medtronic will share the costs of the development of the compound in pivotal studies which involve the use of the Medtronic implantable pump. Accordingly, Neurex is dependent upon Medtronic's marketing efforts and its implantable pump technology in order to generate product sales under the collaboration. Medtronic has exclusive rights to distribute the drug in the United States and non-exclusive rights outside the United States. Neurex has retained manufacturing rights for the compound upon certain enumerated terms. The Company received $2,000,000 from Medtronic upon executing the collaboration agreement and in August 1995, Neurex issued the Medtronic Note to Medtronic. In connection with the completion of a directed offering, $6,500,000 of the Medtronic Note, plus interest, converted into common stock at $4.625 per share, and the remaining $1,500,000 converted into a prepaid development milestone which, if not earned by April 30, 1998, will be repaid with interest. In connection with the Medtronic Note, the Company issued Medtronic a warrant valued at $460,000, exercisable immediately for 169,646 shares of the Company's common stock at $4.625 per share. Upon the conversion of the Medtronic Note, the Company issued to Medtronic a warrant to purchase 500,000 shares of common stock at an exercise price of $5.40 per share.

 Grunenthal and VascularLaboratories, Inc.

         In Europe, the Company has licensed certain rights under its Pro-UK patents to Grunenthal, GmbH ("Grunenthal"), which is finalizing a license application for marketing approval in Europe. Under the terms of the license, Neurex received $1,667,241 on June 22, 1995, and $1,580,733 on July 2, 1996. In
addition to the licensing fees, the Company was to receive royalties on product sales, if any.

         Through a collaborative agreement with Vascular Research Laboratories ("VRL"), Neurex had an option to acquire exclusive rights to certain technology discovered at VRL in exchange for continued reimbursement of research and development expenses incurred by VRL for up to ten years. These expenses had been covered by annual license fees received from Grunenthal. In accordance with the agreement, Neurex negotiated the termination of the agreement, which was cancelable at the discretion of Neurex. With Neurex' cancellation of the collaborative agreement, all future payments from sublicensees, including Grunenthal, revert to VRL and the option was terminated.

Beaufour Ipsen

         On November 12, 1996, the Company signed a license and supply agreement with Beaufour Ipsen of Paris, France, a European-based pharmaceutical company. The license, which is for the intravenous delivery form of the Company's proprietary drug CORLOPAM, provides Beaufour the exclusive right to market and sell the product (excluding prodrugs) in the world excluding Japan and the Americas. Under the terms of the agreement, Beaufour will pay royalties to Neurex based on a percentage of sales. The Company will supply and sell CORLOPAM to Beaufour at a price which allows Beaufour to achieve certain minimum product gross margins. In accordance with the agreement, the Company received on December 6, 1996, a $1,000,000 refundable signing fee. This signing fee becomes non-refundable upon the earlier of three years from the date of the agreement or the achievement of three different European country pricing approvals. The Company may also receive up to $1,000,000 in additional milestone payments and $3,000,000 in advanced royalties when marketing approvals and achievement of certain minimum price targets are obtained in certain European countries.

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

         There can be no assurance that any of the above collaborations will continue, be renewed or be successful. The Company granted to its collaborative partners certain exclusive rights to commercialize the products covered by these collaborative agreements. In some cases, the Company is relying on its collaborative partners to conduct clinical trials, to compile and analyze the data received from such trials, to obtain regulatory approvals and, if approved, to manufacture and market these licensed products. As a result, the Company often has little or no control over the development of these potential products and little or no opportunity to review clinical data prior to or following public  announcement.  In addition,  the  Company's  strategy for the  research, development and commercialization of its product candidates will require the Company to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others. Neurex intends to enter into additional collaborative relationships when it believes it is advantageous to obtain access to appropriate product candidates, specific technical approaches and capabilities or geographic or therapeutic markets which it does not have sufficient resources to develop independently. There can be no assurance that the Company will be able to enter into collaborative arrangements or license agreements that the Company deems necessary or appropriate to develop and commercialize its product candidates, or that any or all of the potential benefits from such collaborative arrangements or licenses will be realized. There can be no assurance that the Company will be able to enter into such collaborative arrangements or license agreements on acceptable terms, or at all, and failure to obtain such collaborative arrangements or license agreements could result in delays in marketing the Company's proposed products or the inability to proceed with the development, manufacture or sale of products requiring such license agreements. In the event the Company enters into additional collaborative arrangements, it will be dependent upon the efforts of its collaborators in performing their responsibilities under the collaboration. Certain of the collaborative arrangements that the Company may enter into in the future may place responsibility on the collaborative partner for preclinical testing and clinical trials, for preparation and submission of applications for regulatory approval and for commercialization of potential products. Should a collaborative partner fail to develop or commercialize successfully any product candidate to which it has rights, the Company's business may be materially adversely affected. There can be no assurance that collaborators will not pursue alternative technologies or product candidates either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases or disorders targeted by the Company's collaborative programs.

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

         In addition, Neurex partners may be developing competitive products that may result in delay or a relatively smaller resource commitment to product launch and support efforts than might otherwise be obtained if the potentially competitive product were not under development or being marketed. For example, Warner- Lambert controls the development of ziconotide for prevention of ischemic damage and Medtronic is responsible for the marketing and sales of ziconotide for intrathecal treatment of chronic pain. The Company is dependent upon the resources and activities of Warner-Lambert and Medtronic to pursue commercialization of ziconotide in order for the Company to achieve milestones or royalties from the development of this product. There can be no assurance that either Warner-Lambert or Medtronic will proceed to bring products to market in a rapid and timely manner, if at all, or if marketed, that other independently development products of Warner-Lambert and Medtronic or others will not compete with or prevent ziconotide from achieving meaningful sales. Also, Warner-Lambert has stated that it plans to conduct or support other clinical trials of ziconotide in ischemic indications. There can be no assurance that Warner-Lambert will continue or pursue additional clinical trials in these indications or that, even if the additional clinical trials are completed, ziconotide will be shown to be safe and efficacious, or that the trials will result in approval to market ziconotide in these indications. Any adverse announcement related to ziconotide would have a material adverse effect on the business and financial condition of the Company.

Uncertainty Related to Clinical Trial Results

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

         The timing of completion of the Company's or its collaborators' clinical trials is significantly dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including, among others, the size of the patient population, perceived risks and benefits of the drug under study, availability of competing therapies, access to reimbursement from insurance companies or government sources, design of the protocol, proximity of and access by patients to clinical sites, patient referral practices, eligibility criteria for the study in question and efforts of the sponsor of and clinical sites involved in the trial to facilitate timely enrollment in the trial. Delays in the planned rate of patient enrollment may result in increased costs and expenses in completion of the trial or may require the Company to undertake additional studies in order to obtain regulatory approval if the applicable standard of care changes in the therapeutic indication under study. For example, patient accrual in the Company's ongoing Phase III trial of ziconotide has been negatively impacted by changes in referral patterns between oncologists and pain centers, and patients were not being referred by oncologists to pain centers where the Company's trials are being conducted. There can be no assurance that any actions by the Company to accelerate accrual in this trial will be successful or, to the extent that they involve modifications in the design of the trial, will not cause that trial to be considered a Phase II clinical trial and thereby require one or more additional potentially pivotal trials to be conducted.

         While the blinded interim analysis of data from patients enrolled in the Phase III neuropathic pain trial of ziconotide suggested that the difference in pain reduction between the ziconotide and placebo groups was substantial, there can be no assurance that the preliminary results will be predictive of the final results of the neuropathic pain trial of ziconotide. There can be no assurance that the Company will successfully complete development of CORLOPAM in indications beyond the initial indication approved, ziconotide, or any other product or indication. There also can be no assurance that the Company will receive marketing approval of these product candidates on a timely basis, if at all. Failure to complete development or obtain marketing approval of the Company's product candidates would have a material adverse affect on the Company's business, financial condition and results of operations. Certain of the Company's product development efforts are based on novel alternative therapeutic approaches (including novel routes of administration) and new technologies, including prevention of neuronal damage due to ischemia, head trauma and other toxic insults, and the treatment of certain types of pain, which although widely studied, are not well understood. There is substantial risk that the Company's approaches and technologies will prove to be unsuccessful. The development of products by the Company will require the commitment of substantial resources to continue research, preclinical development and clinical trials necessary to bring such products to market and to establish production and marketing capabilities. Drug research and development by its nature is uncertain; there is a risk of failure at any stage and the time required and cost involved in successfully accomplishing the Company's objectives cannot be predicted. There can be no assurance that the Company will be successful in addressing these technological challenges or others that might arise during product development.

Manufacturing and Associated Risk Factors

         The Company currently has no manufacturing facilities for late stage preclinical, clinical or commercial production of either the bulk drug substance or the final dosage form of any of its compounds. For quantities required for preclinical and clinical testing as well as commercial supply, the Company expects to continue to rely, for the immediate future, on third parties to manufacture its products, including ziconotide, which can be made by solid-phase synthesis.

         Under the terms of the contract with SmithKline, the Company received 275 kg of the raw material of CORLOPAM (fenoldopam mesylate), which has been manufactured to cGMP quality. The Company believes that this will provide sufficient supplies for both clinical trials and initial commercial quantities of CORLOPAM. The Company must contract for the processing of this bulk drug substance into finished pharmaceutical form and for any further compound quantities. There can be no assurance that Neurex will be successful in obtaining a third party manufacturer of CORLOPAM bulk drug substance, if necessary. There can be no assurance that the current supply of bulk drug substance will continue to be of sufficient quality to allow distribution for sale.

         On October 24, 1996, the Company entered into an approximately three year manufacturing agreement with Mallinckrodt Chemicals, Inc. ("Mallinckrodt") pursuant to which Mallinckrodt will be the principal manufacturer and supplier of the Company's Analgesia requirements of ziconotide for the U.S. market. The agreement may, at the discretion of the Company, be renewed for an additional two year term, provided the manufacturing price can be adjusted to reflect increased production costs. Under terms of the agreement, the Company is required to purchase its forecasted six months requirements and Mallinckrodt is, subject to certain quantity maximums, required to supply the Company with its forecasted six months requirements of ziconotide. The Company has agreed to indemnify Mallinckrodt against certain potential liabilities associated with the manufacture of ziconotide. Mallinckrodt has manufactured, on behalf of the Company, sufficient quantities of ziconotide for preclinical and clinical requirements to date. The Company has in the past experienced batch failures in the manufacturing process for ziconotide. Any batch failures in the future could result in a material increase in cost of goods sold or in the Company's ability to deliver ziconotide in a timely manner. In addition, the Company may be unable to obtain sufficient contract manufacturing capacity due to the competing demands on the contract manufacturers capacity or other reasons. Although Mallinckrodt has synthesized sufficient quantities for clinical trials, there can be no assurance that Mallinckrodt will be successful in manufacturing commercial quantities of ziconotide necessary for marketing or that the Company will be able to secure a second source of supply.

         The manufacturing of sufficient quantities of new drugs is a time consuming, complex and unpredictable process. If the Company is unable to maintain contract manufacturing arrangements or to develop its own manufacturing capabilities on acceptable terms, the Company's ability to conduct preclinical and clinical testing as well as supply commercial materials would be adversely affected. This would result in the delay of submission of products for regulatory approval and initiation of new development programs. This delay could in turn materially impair the Company's competitive position and the possibility of the Company achieving profitability. The compounds which the Company is presently developing have never been manufactured on a commercial scale. There can be no assurance that such compounds can be manufactured by the Company or any other party at a cost or in quantities necessary to make commercially viable products.

         Neurex has no experience in manufacturing commercial quantities of its potential products and currently does not have the capacity to manufacture any of its potential products on a commercial scale. In order to obtain regulatory approvals and to develop its own capacity to produce its products for commercial sale at an acceptable cost, Neurex would need to construct and staff manufacturing capabilities, including demonstration to the FDA of its ability to manufacture its products using controlled, reproducible processes in a cGMP validated environment. The Company has evaluated plans to develop its own manufacturing facility. Such plans, if instituted, would result in substantial costs to the Company. There can be no assurance that construction delays would not occur if Neurex were to do this, and any such delays could impair the Company's ability to produce adequate supplies of its potential products for clinical use or commercial sale on a timely basis. There can be no assurance that Neurex will successfully conduct its manufacturing collaborations or develop its own manufacturing capability to produce adequate commercial supplies of its potential products on a timely basis. Failure to do so could delay commercialization of such products and impair their competitive position, which could have a material adverse effect on the business and or financial condition of the Company.

         Manufacturing of ziconotide in compliance with regulatory requirements is a complex, time-consuming and expensive process. While the Company has obtained third party manufacturing support, there can be no assurance that the drug will be successfully and timely manufactured in the quantities required for the Company's commercialization plans. Furthermore, if changes are made in the manufacturing process, it may be necessary to demonstrate to the FDA that the changes have not caused the resulting drug material to differ significantly from the drug material previously produced. Depending upon the type and degree of differences between the newer and older drug material, various studies could be required to demonstrate that the newly produced drug material is sufficiently similar to the previously produced drug material, possibly requiring additional animal studies or human clinical trials. Manufacturing changes may be made for the production of Neurex' products currently in clinical development. There can be no assurance that such changes will not result in delays in development or regulatory approvals or, if occurring after regulatory approval, in reduction or interruption of commercial sales. Such delays could have an adverse effect on the competitive position of those products and could have a material adverse effect on the business and or financial condition of the Company.

Dependence on Suppliers

         The Company is dependent on outside vendors for the supply of raw materials used to produce its product candidates. The Company currently qualifies only one or a few vendors for its source of certain raw materials.
Therefore, once a supplier's materials have been selected for use in the Company's manufacturing process, the supplier could, in effect, become a sole or limited source of such raw materials to the Company due to the extensive regulatory compliance procedures governing changes in manufacturing processes. Although the Company believes it could qualify alternative suppliers, there can be no assurance that the Company would not experience a disruption in manufacturing if it experienced a disruption in supply from any of these sources. Any significant interruption in the supply of any of the raw materials currently obtained from such sources, or the time and expense necessary to transition a replacement supplier's product into the Company's manufacturing process, could disrupt its operations and have a material adverse effect on the business and financial condition of the Company. A problem or suspected problem with the quality of raw materials supplied could result in a suspension of clinical trials, notification of patients treated with products or product candidates produced using such materials, potential product liability claims, a recall of products or product candidates produced using such materials, and an interruption of supplies, any of which could have a material adverse effect on the business or and financial condition of the Company.

Patents and Proprietary Rights and Associated Risk Factors

         Proprietary protection for the Company's products, product candidates, processes and know-how is important to its business, and the Company plans to prosecute and defend its patents and proprietary technology aggressively. The Company's policy is to file patent applications to protect its technology, inventions and improvements as soon as practicable after any discovery is made. The Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

         There has been increasing litigation in the biomedical, biotechnology and pharmaceutical industries with respect to the manufacture, use and sale of new therapeutic products that are the subject of conflicting patent rights. A substantial number of patents relating to neurological compounds and treatment methods have been issued to, or are controlled by, other public and private entities, including academic institutions. In addition, others, including competitors of Neurex, may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of Neurex. The patent positions of pharmaceutical, biopharmaceutical, biotechnology and drug delivery companies, including Neurex, are uncertain and involve complex legal and factual issues. Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued. As a consequence, the Company does not know whether any of its patent applications will result in the issuance of patents or whether any of the Company's existing patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first inventor of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions. Moreover, the Company may have to participate in interference proceedings to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. There can be no assurance that any patents owned or controlled by the Company will protect Neurex against infringement litigation or afford commercially significant protection of the Company's technology. None of the Company's patents has been tested in court to determine their validity and scope. Moreover, the patent laws of foreign countries differ from those of the United States and the degree of protection, if any, afforded by foreign patents may, therefore, be different.

         Under the Company's license from SmithKline for CORLOPAM, the Company has acquired rights to United States patents. The patent containing claims to CORLOPAM as a composition of matter expired in April, 1997. However, the Company believes it would be entitled, under Sections 505(j) and 505(b)(2) of the Federal Food, Drug and Cosmetic Act, to marketing exclusivity over other parties filing abbreviated NDAs for a period of time from the date of FDA approval of the CORLOPAM NDA (September 24, 1997), although there can be no assurance that such exclusivity will be granted. In addition, the Company may be able to extend the composition of matter patent for CORLOPAM under the patent terms extension provisions of 35 U.S.C. 155. The Company also plans to file new applications on its other CORLOPAM formulations. If generic products are marketed following the expiration of the CORLOPAM composition of matter patent, sales of CORLOPAM would be materially and adversely affected.

         In addition to the CORLOPAM patents, the Company currently owns United States patents covering compositions and methods in the field of neuroprotection, analgesia, appetite suppression and drug discovery technology. In neuroprotection, patents were issued covering methods of treating ischemia-related neuronal conditions with the Company's NSCC blocking compounds, and covering Neurex' screening technology for discovery of small molecules that mimic peptide NSCC blockers. One patent covering a method of producing analgesia by the Company's NSCC compounds also has been issued. The Company has filed additional patent applications relating to compositions of matter and methods of treatment for compounds which block NSCCs. The Company has also filed commercially relevant foreign patent applications with respect to its issued patents and patent applications in the United States, and patents covering the use of the Company's NSCC compounds have been granted in the EPO and Australia. The Company's patent position in Japan with respect to certain aspects of treating pain may not be as strong as in the United States, and there can be no assurance that it will prove attractive to any potential strategic partner in that country.

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

Marketing and Associated Risk Factors

         In connection with the September 23, 1997, approval by the FDA of CORLOPAM, the Company hired and is training a direct sales force of acute care specialists in the United States. This group currently consists of 35 sales representatives and 3 regional directors who will call directly on physicians, hospitals, clinics, pharmacies and other health care providers involved in the treatment of patients with hypertension. CORLOPAM will be sold by Neurex to wholesalers and specialty distributors, who in turn sell the product to hospitals, pharmacies and other health care providers. Neurex' sales force is supplemented by a marketing and sales staff of approximately 7 people based at the Company's headquarters in Menlo Park, California.

         The Company has limited experience in marketing and selling its products. The Company's ability to generate future revenues in the United States is dependent upon the success of its direct sales team in marketing CORLOPAM. Future development of its marketing and sales organization may require significant additional expenditures, management resources and time. In addition, the loss of certain key sales personnel could adversely affect the sales effort and have a material adverse effect on the Company's business, financial condition and results of operations. Several biotechnology and pharmaceutical companies have recently expanded their sales force, which has increased the competition for experienced personnel. If the Company enters into co-promotion or other marketing or licensing arrangements with established pharmaceutical companies, the Company's revenues will be subject to the payment provisions of such arrangements and dependent on the efforts of third parties. There can be no assurance that the Company's collaborators will effectively market any of the Company's potential products, and the inability of the Company or its collaborators to do so could have a material adverse effect on the business and financial condition of the Company.

         Under its collaboration with Warner-Lambert, the Company plans to co-promote certain products with Warner-Lambert in the United States, United Kingdom and one other European country to be designated later. The level of Neurex profit derived from this collaboration will be dependent, in part, on Warner-Lambert's promotion efforts and upon the level of direct costs associated with Neurex' sales force in co-promotion countries, which is not a shared cost under this collaboration. Products developed under the collaboration with Medtronic will be marketed by the Medtronic sales force. There can be no assurance that the marketing efforts of Warner- Lambert or Medtronic will be successful. Neurex may require the assistance of other pharmaceutical companies for the development and/or commercialization of products outside of the Warner-Lambert and Medtronic collaborations. Under such arrangements, the Company would conduct the primary research while the corporate partner would, in whole or in part, be responsible for development, manufacturing, the conducting of clinical trials, regulatory approvals and sales and marketing. The Company intends to market and distribute its products outside the United States through third party collaborations, such as the current collaboration with Beaufour in Europe. There can be no assurance that such collaborations can be entered into on satisfactory terms, if at all, or, if entered into, will be successful.

         There can be no assurance that, if approved for marketing, CORLOPAM, ziconotide or any of the Company's other products under development will achieve market acceptance. The existence and degree of market acceptance will depend upon a number of factors, including the receipt of regulatory approvals, the establishment and demonstration in the medical community of the clinical efficacy and safety of the Company's product candidates and their potential advantages over existing treatment methods and reimbursement policies of government and third-party payors. There is no assurance that physicians, patients, payors or the medical community in general will accept or utilize any products that may be developed by the Company. See "Business-- Neurex' Product Development Programs."

Government Regulation and Associated Risk Factors

         The Company's preclinical studies and clinical trials, as well as the manufacturing and marketing of its potential products, are subject to extensive regulation by numerous federal, state and local government authorities in the United States, including the FDA. The Company will similarly be subject to regulation by comparable regulatory agencies in other countries where the Company and its collaborators may test and market its products. For marketing of pharmaceutical products outside the U.S., Neurex is subject to foreign regulatory requirements governing marketing approval, and FDA and other U.S. export provisions should the pharmaceutical product be manufactured in the U.S. Requirements relating to the manufacturing, conduct of clinical trials, product licensing, promotion, pricing and reimbursement vary widely in different countries. Difficulties or unanticipated costs or price controls may be encountered by Neurex, its licensees or marketing partners in their respective efforts to secure necessary governmental approvals to market the potential pharmaceutical products, which could delay or preclude the marketing of potential pharmaceutical products. The steps required by the FDA regulatory approval process include preclinical studies in animal models to assess the drug's efficacy and to identify any potential safety problems. The results of these studies are submitted to the FDA as part of an IND which is filed to comply with FDA regulations prior to beginning clinical testing. In the event that no appropriate animal models are available, an IND application will be based on in vitro testing. The IND must be approved before human clinical trials may commence. Typically, clinical trials involve a three phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specified disease in order to determine efficacy, optimal dosages, and expanded evidence of safety. In Phase III, large scale, multi- center comparative clinical trials are conducted with patients afflicted with a target disease in order to provide sufficient data to demonstrate the statistical proof of efficacy and safety required by the FDA and others. The human trials must be adequate and well controlled to establish the safety and efficacy of the drug for its intended use. The results of the preclinical testing and clinical trials are then submitted to the FDA for a pharmaceutical product in the form of an NDA, for approval to commence commercial sales. The FDA reviews the results of the trials and may discontinue them at any time for safety reasons or other reasons if they were deemed to be non- compliant with FDA regulations. There can be no assurance that Phase I, II or III clinical trials will be completed successfully within any specific time period, if at all, with respect to any of the Company's or its collaborators' pharmaceutical products, each of which is subject to such testing requirements. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, if at all. Preparing an NDA involves considerable data collection, verification, analysis and expense. In addition to obtaining FDA approval for each product, each manufacturing establishment for new drugs must receive approval by the FDA. Manufacturing establishments, both foreign and domestic, are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies and must comply with the FDA's current cGMP regulations.

         The regulatory process, which includes preclinical studies and clinical trials of each compound to establish its safety and efficacy, takes many years and requires the expenditure of substantial resources. The Company has limited resources in the areas of product testing and regulatory compliance, and thus will have to expand capital to acquire and expand such capabilities or reach collaborative arrangements or contract with third parties to provide these capabilities in order to advance the Company's products through the necessary regulatory approvals and prepare its products for commercialization and marketing. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecutions. Further, FDA policy may change and additional government regulations may be established that could prevent or delay regulatory approval of the Company's potential products. There can be no assurance that the Company will be able to submit NDAs for any product other than CORLOPAM for its initial indication, and, if any such NDAs are submitted, that such potential products will be approved for marketing in any country. In addition, a marketed drug and its manufacturer are subject to continual review, and later discovery of previously unknown problems with a product or manufacturer may result in restrictions on the product, or manufacturer, including withdrawal of the product from the market.

         In addition to the requirement for FDA approval of each pharmaceutical product, each pharmaceutical product manufacturing facility must be audited and approved by the FDA. The manufacturing and quality control procedures must conform to cGMP in order to receive FDA approval. Pharmaceutical product manufacturing establishments are subject to inspections by the FDA and local authorities as well as inspections by authorities of other countries. In order to supply pharmaceutical products for use in the U.S., foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA. Moreover, pharmaceutical product manufacturing facilities may also be regulated by state, local and other authorities.

         Both before and after approval is obtained, a pharmaceutical product, its manufacturer and the holder of the NDA for the pharmaceutical product are subject to comprehensive regulatory oversight. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarketing testing and surveillance to monitor the safety or efficacy of the pharmaceutical product. Moreover, even if regulatory approval is granted, such approval may be subject to limitations on the indicated uses for which the pharmaceutical product may be marketed. Further, approvals  may be  withdrawn  if  compliance  with  regulatory  standards is not maintained or if problems with the pharmaceutical product occur following approval. Among the conditions for NDA approval is the requirement that the manufacturer of the pharmaceutical product comply with cGMP. In addition, under an NDA, the manufacturer continues to be subject to facility inspection and the applicant must assume responsibility for compliance with applicable pharmaceutical product and establishment standards. Violations of regulatory requirements at any stage may result in various adverse consequences, including FDA refusal to accept a license application, total or partial suspension of license, delay in approval or refusal to approve the pharmaceutical product or pending marketing approval applications, warning letters, fines, injunctions, withdrawal of the previously approved pharmaceutical product or marketing approvals and/or the imposition of criminal penalties against the manufacturer and/or NDA holders. In addition, later discovery of previously unknown problems may result in new restrictions on such pharmaceutical product, manufacturer and/or NDA holders, including withdrawal of the pharmaceutical product or marketing approvals and pharmaceutical product recalls or seizures. The Company is dependent upon third party manufacturers to supply its products. The failure of any of these manufacturers to meet the conditions described above could have a material adverse effect on the business and or financial condition of the Company.


History of Losses; Future Profitability Uncertain

         The Company has a history of operating losses and expects to incur substantial additional expenses with resulting quarterly losses over at least the next few years as it continues to develop its potential products and to devote significant resources to preclinical studies, clinical trials, and manufacturing. To date, the Company has received regulatory approval to distribute only a single product, which in itself is not expected to make the Company profitable. The time and resource commitment required to achieve market success for any individual product is extensive and uncertain and, in some cases, controlled by the Company's collaborators. No assurance can be given that the Company's, or any of its collaborative partners', product development efforts will be successful, that required regulatory approvals can be obtained, that potential products can be manufactured at an acceptable cost and with appropriate quality, or that any approved products can be successfully marketed.

         The Company has not generated any material revenues from product sales or royalties from licenses to the Company's technology. The Company's revenues to date have consisted principally of research and development funding, licensing and signing fees and milestone payments from pharmaceutical companies under collaborative research and development agreements. These revenues may vary considerably from quarter to quarter and from year to year. Revenues in any period may not be predictive of revenues in any subsequent period, and variations may be significant depending on the terms of the particular agreements. Although the Company anticipates entering into new collaborations from time to time, the Company presently does not anticipate realizing non-royalty revenue from its new and proposed collaborations at levels commensurate with the revenue historically recognized under its older collaborations. Moreover, the Company anticipates that its operating expenses will continue to increase significantly as the Company increases its research and development, manufacturing, preclinical, clinical, administrative and patent activities. Accordingly, in the absence of substantial revenues from product sales in addition to CORLOPAM, new corporate collaborations, or other sources, the
Company expects to incur substantial and increased operating losses in the foreseeable future as ziconotide continues in clinical development, as additional potential products are selected as clinical candidates for further development, as the Company invests in additional manufacturing facilities or capacity, as the Company defends or prosecutes its patents and patent applications, and as the Company invests in research or acquires additional technologies, product candidates or businesses. The amount of net losses and the time required to reach sustained profitability are highly uncertain. To achieve sustained profitable operations, the Company, alone or with its collaborative partners, must successfully discover, develop, manufacture, obtain regulatory approvals for and market its potential products. No assurances can be given that the Company will be able to achieve or sustain profitability, and results are expected to fluctuate from quarter to quarter.

Potential Volatility of Stock Price

         The market prices for securities of biotechnology companies (including those of the Company) have been highly volatile, and the stock market from time to time has experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. Factors such as results of clinical trials, delays in manufacturing or clinical trial plans, fluctuations in the Company's operating results, disputes or disagreements with collaborative partners, market reaction to announcements by other biotechnology or pharmaceutical companies, announcements of technological innovations or new commercial therapeutic products by the Company or its competitors, initiation, termination or modification of agreements with collaborative partners, failures or unexpected delays in manufacturing or in obtaining regulatory approvals or FDA advisory panel recommendations, developments or disputes as to patent or other proprietary rights, loss of key personnel, litigation, public concern as to the safety of drugs developed by the Company, regulatory developments in either the U.S. or foreign countries (such as opinions, recommendations or statements by the FDA or FDA advisory panels, health care reform measures or statements by the FDA or FDA advisory panels, health care reform measures or proposals), and general market conditions could result in the Company's failure to meet the expectations of securities analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail with respect to the Company's business, the price of Neurex' common stock will likely drop significantly. In the past, following significant drops in the price of a company's common stock, securities class action litigation has often been instituted against such a company. Such litigation against the Company could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business and financial condition.

Possible Future Requirements for Significant Additional Capital

         The Company's operations to date have consumed substantial amounts of cash. Negative cash flow from operations is expected to increase significantly beyond current levels over at least the next two years as the Company expects to spend substantial funds to commercially launch its first product, conduct clinical trials, expand its research and development programs and to develop and expand its manufacturing capability. Future capital requirements will depend on numerous factors, including, among others, the progress of the Company's product candidates in clinical trials; the continued or additional support by collaborative partners or other third parties of research and clinical trials; enhancement of research and development programs; the time required to gain regulatory approvals; the resources the Company devotes to self-funded products, manufacturing methods and advanced technologies; third party manufacturing commitments; the ability of the Company to obtain and retain funding from third parties under collaborative agreements; the development of internal marketing and sales capabilities; the demand for the Company's potential products, if and when approved; potential acquisitions of technology, product candidates or businesses by the Company; and the costs of defending or prosecuting any patent opposition or litigation necessary to protect the Company's proprietary technology. If these factors affect Company expectations, the Company may need to raise substantial additional funds through equity or debt financings, collaborative arrangements, the use of sponsored research efforts or other means. No assurance can be given that such additional financing will be available on acceptable terms, if at all. Such financing also may only be available on terms dilutive to existing stockholders. The inability of the Company to secure adequate funds on a timely basis could result in the delay or cancellation of programs that the Company might otherwise pursue and, in any event, could have a material adverse effect on the business and financial condition of the Company.

Environmental Regulation

         The Company is subject to federal, state and local laws and regulations governing the use, generation, manufacture, storage, discharge, handling and disposal of certain materials and wastes used in its operations, some of which are classified as "hazardous." There can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws, the Occupational Safety and Health Act, and state, local and foreign counterparts to such laws, rules and regulations as its manufacturing and research activities are increased, or that the operations, business and future profitability of the Company will not be adversely affected by current or future laws, rules and regulations. The risk of accidental contamination or injury from hazardous materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. In any event, the cost of defending claims arising from such contamination or injury could be substantial. In addition, the Company cannot predict the extent of the adverse effect on its business or the financial and other costs that might result from any new government requirements arising out of future legislative, administrative or judicial actions.

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

Technological Uncertainty

         The Company's research and product development efforts are based on novel alternative therapeutic approaches (including novel routes of administration) and new technologies, including prevention of neuronal damage due to ischemia, head trauma and other toxic insults, and the treatment of certain types of pain, which although widely studied, are not well understood. There is substantial risk that the Company's approaches and technologies will prove to be unsuccessful. The development of products by the Company will require the commitment of substantial resources to continue research, preclinical development and clinical trials necessary to bring such products to market and to establish production and marketing capabilities. Drug research and development, by its nature, is uncertain; there is a risk of failure at any stage and the time required and cost involved in successfully accomplishing the Company's objectives cannot be predicted. There can be no assurance that the Company will be successful in addressing these technological challenges or others that might arise during product development, or that other companies will not develop alternative therapies that will make the Company's treatment obsolete.


Competition and Associated Risks

         The biopharmaceutical industry is highly competitive. Competition in the field of neuroscience is intense and expected to increase as knowledge, interest and expertise in the treatment of diseases of the nervous system develop. The field of neuroscience has been subject to rapid and significant scientific and technological advances in recent years, and the discovery, development and marketing of new pharmaceuticals for the treatment of cardiovascular pain and neurological disorders is expensive. The Company faces competition from other biotechnology companies, large pharmaceutical companies and academic institutions that have extensive resources and experience in research, development, process improvement, clinical evaluation, manufacturing, regulatory affairs, product distribution and sales and marketing. Many of these entities have significant research, development and marketing activities in the field of neuroscience. Many of the Company's potential competitors possess substantially greater research and development, financial, technical and marketing expertise than the Company and may be better equipped to develop, manufacture, market and sell products. These companies may discover, develop and commercialize products competitive with or superior to those developed by Neurex. CORLOPAM and the Company's potential products are intended to address a wide variety of disease conditions, including neurological and cardiovascular conditions. Competition with respect to these disease conditions is intense and is expected to increase. This competition involves, among other things, successful research and development efforts, obtaining appropriate regulatory approvals, establishing and defending intellectual property rights, successful product manufacturing, marketing, distribution, market and physician acceptance, patient compliance, price, and potentially securing eligibility for reimbursement or payment for the use of the Company's product. The Company believes its most significant competitors may be fully integrated pharmaceutical companies with substantial expertise in research and development, manufacturing, testing, obtaining regulatory approvals, marketing and securing eligibility for reimbursement or payment. These companies also may have substantially greater financial and other resources than the Company. Smaller companies also may prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. Furthermore, academic institutions, governmental agencies and other public and private research organizations conduct research, seek patent protection, and establish collaborative arrangements for product development, clinical development and marketing. These companies and institutions also compete with the Company in recruiting and retaining highly qualified personnel. The biotechnology and pharmaceutical industries are subject to rapid and substantial technological change. The Company's competitors may develop and introduce other technologies or approaches to accomplishing the intended purposes of the Company's products which may render the Company's technologies and products noncompetitive and obsolete.

         The therapeutic areas in which CORLOPAM is being commercialized are competitive. Competition in the malignant hypertension market includes a variety of parenterally and orally effective agents, such as sodium nitroprusside, nicardipine and nifedipine. The Company believes that sodium nitroprusside is the most widely prescribed agent for perioperative blood pressure control in the United States. The medical community views sodium nitroprusside, sold by Abbott Laboratories and other pharmaceutical companies, as an essential tool in controlling a patient's blood pressure in emergency and perioperative settings. The Company believes CORLOPAM can be successfully commercialized against the competition because of the potential advantages offered by CORLOPAM in terms of safety, predictability of response and ease of use. However, there can be no assurance that such potential advantages will be recognized in the marketplace or that a product with a superior safety and efficacy profile will not be developed by a competitor

         Ziconotide  is  in   development   for  the  treatment  of  (i)  severe
intractable opiate resistant chronic pain and acute pain, (ii) and brain ischemia. Effective pharmacologic interventions do not currently exist. For this reason, the Company believes that, if approved by the FDA, ziconotide can be successfully commercialized, and competitive products, unless clearly demonstrated to be superior to ziconotide, should not preclude successful introduction of the product to the market. However, there can be no assurance that a product with a superior safety and efficacy profile will not assume a dominant position in the market.

         The basic scientific area in which the Company is involved and the diseases and disorders it seeks to treat are characterized by extensive research efforts, rapid technological progress and intense competition from numerous organizations including pharmaceutical companies, biotechnology companies, universities, government agencies and nonprofit research organizations. New developments are expected to continue at a rapid pace in both industry and academia. Interest in the role of calcium and neurotransmitters has led to the development of a number of competitive research strategies primarily targeted at the nerve cell body. The Company believes that these competitive efforts are focused on classical calcium channels and glutamate receptors. Blockers of the three known types of glutamate receptors (NMDA, AMPA and kinate) have been synthesized and serve to block the action of glutamate on the target nerve cell after the neurotransmitter is secreted. Some of these compounds have entered clinical studies for neuroprotection following ischemia, and it is possible that these or other compounds may prove to be efficacious, in which case physicians may view them to have characteristics which are superior to or complementary with those of Neurex' compounds. It is uncertain whether a multi-drug approach may be useful or desirable in the treatment of the Company's target indications, and what effect the approval of a glutamate receptor blocker would have in the competitive marketplace. Many of the Company's competitors have significantly greater research and development, marketing, financial and human resources than Neurex and represent significant long-term competition. There can be no assurance that the Company's competitors will not succeed in developing technologies and products which are more effective than those developed by the Company or which would render the Company's technology and products less competitive or obsolete.

         Any potential product that the Company succeeds in developing and for which it gains regulatory approval must then compete for market acceptance and market share. For certain of the Company's potential products, an important factor will be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company and competing companies can develop products, complete the clinical testing and approval processes, and supply commercial quantities of the products to the market is expected to be an important determinant of market success. Other competitive factors include the capabilities of the Company's collaborative partners, product efficacy and safety, timing and scope of regulatory coverage, the amount of clinical benefit of the Company's products relative to their cost, the method of administration, price and patent protection. There can be no assurance that the Company's competitors will not develop more efficacious or more affordable products, or achieve earlier product development completion, patent protection, regulatory approval or product commercialization than the Company. The occurrence of any of these events by the Company's competitors could have a material adverse effect on the business and financial condition of the Company.

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

Employees

         As of December 31, 1997, Neurex employed 140 individuals full time, 38 of whom hold doctorate degrees. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical product companies, as well as university laboratories. Neurex believes that it has been successful in attracting skilled and experienced scientific personnel. However, competition for such personnel is intense and there can be no assurance that the Company will be able to attract and retaining such personnel on acceptable terms, if at all The Company is highly dependent upon the principal members of its scientific and management staff, the loss of whose services might impede the achievement of the Company's business objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to the Company's success. Although the Company believes it will be successful in attracting and retaining skilled and experienced scientific personnel, there can be no assurance that the Company will be able to attract and retain such personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and other research institutions for experienced scientists. In addition, Neurex' anticipated growth and expansion into areas and activities requiring additional expertise in clinical testing, regulatory approval, manufacturing and marketing are expected to place increased demands on the Company's resources and management skills. These demands will require the addition of new management personnel and the development of additional expertise by existing personnel. The failure to retain such personnel to develop or acquire this expertise could adversely affect prospects for the Company's success. The Company maintains keyman insurance policies on its Chief Executive Officer and Executive Vice President of Development. None of the Company's employees are covered by collective bargaining agreements and management considers its relations with its employees to be good.


ITEM 2. FACILITES

         Neurex' executive offices and research and development facilities are located at 3760 Haven Avenue, Menlo Park, California, 94025, and its telephone number is (650) 853-1500. The Company occupies a 34,500 square foot facility under a lease which expires in June 2002. Approximately 22,500 square feet is laboratory space, 6,600 square feet is administrative space and 5,400 square feet remains available for laboratory or manufacturing expansion. The facility contains office space and laboratories designed specifically for the Company's research.

   On December 12, 1996, the Company entered into a one year lease agreement commencing January 1, 1997 covering approximately 6,315 square feet of additional office space located in Menlo Park near the Company's headquarters. On October 29, 1997, the Company exercised its rights under the lease to extend the term under the existing conditions through April 30, 1998.

   On February 27, 1998, the Company entered into a six year lease agreement commencing March 1, 1998 covering approximately 31,100 square feet of additional office space located in Menlo Park near the Company's headquarters. The new leased office space will be for expanded development, clinical research activities and corporate administrative support.


ITEM 3. LEGAL PROCEEDINGS

         The Company is not party to any material legal proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the Company's fiscal year ended December 31, 1997, no matters were submitted to a vote of security holders.

                                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Since the Company's initial public offering of its common stock, $0.01 par value ("Common Stock"), on September 22, 1993, the Company's Common Stock has been traded on the NASDAQ National Market System under the symbol NXCO. The closing price of the Company's Common Stock on March 5, 1998 was $18.13 per share. No cash dividends have been paid to date by the Company on its Common
Stock.  The  Company  does  not  anticipate  the  payment  of  dividends  in the foreseeable future. As of March 5, 1998, there were approximately 4,000 stockholders of record.

         The following table sets forth the high and low bid prices of Neurex Common Stock, as reported by NASDAQ for the calendar periods indicated:



Calendar Year                             High                                 Low
-------------------------     ----------------------------         ---------------------------

1996
First Quarter                           $21.75                                $7.25
Second Quarter                           24.50                                16.50
Third Quarter                            22.25                                13.25
Fourth Quarter                           17.75                                12.00
1997
First Quarter                            17.50                                11.88
Second Quarter                           17.13                                 9.88
Third Quarter                            16.00                                11.63
Fourth Quarter                           18.50                                13.00


ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

                                    Summary Consolidated Financial Information
                                      (In thousands, except per share data)

                                                                           Years ended
                                           ---------------------------------------------------------------------------
               Consolidated                                      September 30,                                December 31,

                                              --------------------------------------------------   ---------------------------------
      Statement of Operations Data:                1993            1994(4)            1995              1996              1997
-------------------------------------------   ---------------  ---------------   ---------------   ---------------   ---------------

Revenues .................................     $       1,679    $       2,132     $       2,662     $       3,576     $       2,392
Research and development expenses.........             6,233            8,477            10,607            19,663            28,474
Acquired in-process research and
development(1)............................           --                10,153           --                --                --
General and administrative expenses.......             2,083            1,933             2,079             3,923             9,686
                                              ---------------  ---------------   ---------------   ---------------   ---------------
Loss from operations......................            (6,637)         (18,431)          (10,024)          (20,010)          (35,768)
Interest income (expense), net                          (580)             463                35             3,534             3,888
                                              ---------------  ---------------   ---------------   ---------------   ---------------
Net loss..................................     $      (7,217)   $     (17,968)    $      (9,989)    $     (16,476)    $     (31,880)
                                              ===============  ===============   ===============   ===============   ===============
Basic and diluted loss per share(2).......     $       (5.92)   $       (1.70)(3) $       (0.80)    $       (0.80)    $       (1.44)
                                              ===============  ===============   ===============   ===============   ===============
Shares used in net loss per share
computation...............................             1,218           10,548            12,499            20,680            22,147
                                              ===============  ===============   ===============   ===============   ===============






                                                 Three months ended December 31,
             Consolidated                     ------------------------------------
     Statement of Operations Data:                  1994(4)             1995
-------------------------------------------   ----------------   ----------------

                                                (unaudited)
Revenues .................................     $         74       $        158
Research and development expenses.........            2,399              2,781
General and administrative expenses.......              541                 595
                                              ----------------   ----------------
Loss from operations......................           (2,866)           (3,218)
Interest income, net                                     78                 192
                                              ----------------   ----------------
Net loss..................................     $     (2,788)      $     (3,026)
                                              ================   ================
Basic and diluted loss per share(2).......     $      (0.23)      $      (0.17)
                                              ================   ================
Shares used in net loss per share
computation...............................           12,302             17,423



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




ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA (CONT.)




                                                                September 30,                                December 31,
              Consolidated                    --------------------------------------------------   ---------------------------------
           Balance Sheet Data:                     1993            1994(2)            1995              1996               1997
-------------------------------------------   ---------------  ---------------   ---------------   ---------------   ---------------

Cash, cash equivalents and short-term
investments...............................     $      18,555    $      11,385     $      12,753     $      77,369     $      51,802
Long-term investments.....................               ---              ---               ---             9,874             5,616
Total assets..............................            19,774           13,500            17,617            89,571            60,664
Long-term obligations.....................                18              174             8,161             1,964               114
Accumulated deficit ......................           (28,353)         (46,320)          (56,309)          (75,811)         (107,691)
Stockholders' equity (1)..................            17,517            9,022             3,289            79,958            48,776



(1)    No dividends have been declared or paid on the common stock.
(2) The operating results of Creagen, Inc. have been included in the Company's consolidated results from the date of acquisition, July 15, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Since commencement of operations in October 1986, Neurex has devoted substantially all of its resources to its research and development programs. The Company has been unprofitable since inception and expects to incur significant and increasing losses over at least the next few years in order to continue clinical development and to commercialize its products. As of December 31, 1997, the Company's cumulative net loss was $107,691,000. The Company's principal sources of working capital have been public and private equity financings, convertible notes payable including the convertible note payable to Medtronic, Inc., a stockholder (the " Medtronic Note"), milestone and other payments from collaborative research and development agreements, license fees, interest income, lease financings and research grants. The Company has not generated any product sales.

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

Results of Operations

Years Ended December 31, 1997, 1996  and September 30, 1995

         Revenues were  $2,392,000,  $3,576,000 and $2,662,000 in 1997, 1996 and
1995, respectively. Revenues in 1997 consisted primarily of research and development expense reimbursement and milestone payments from Warner-Lambert. Revenues in 1996 consisted primarily of a license fee from Grunenthal of $1,581,000 and research and development expense reimbursement payments from Warner-Lambert of $1,730,000. Revenues in 1995 consisted primarily of a license fee from Grunenthal of $1,667,000, the recognition of a milestone payment from Medtronic of $500,000 and research and development expense reimbursement payments from Warner- Lambert. Other revenue in 1997, 1996 and 1995 consisted primarily of government grants which fluctuate based upon the timing and performance of the various grants. The Company expects activity under collaborative agreements and government grants and related revenues to continue to fluctuate in the future.

         Research and development expenses were $28,474,000, $19,663,000 and $10,607,000 in 1997, 1996 and 1995, respectively. Research and development expenses in 1997, 1996 and 1995 represent 75%, 83% and 84%, respectively, of total ongoing operating expenses. Research and development expenses in 1997 increased $8,811,000 or 45% over 1996, due primarily to increased Phase III clinical study expenses of ziconotide for malignant and non-malignant pain and increased personnel support. The increase in expenses during 1997 was partially offset by a reduction of expenses associated with the research agreement with Vascular Laboratories, Inc. of the New England Deaconess Hospital at Harvard University. Research and development expenses in 1996 increased $9,056,000 or 85% over 1995, due primarily to increased expenses in clinical study activities and ziconotide bulk drug procurement expenditures for Phase II/III malignant and non-malignant pain studies. In addition, increased research and development expenses in 1995 resulted from the Company's Phase II clinical studies for ziconotide in head trauma and CABG surgery, as well as Phase I/II studies for ziconotide for the treatment of pain. The Company expects research and development expenses to increase significantly over the next several years.

         General and  administrative  expenses were  $9,686,000,  $3,923,000 and
$2,079,000 in 1997, 1996 and 1995, respectively. General and administrative expenses increased by 147% in 1997 as compared to 1996 primarily due to the Company's efforts to establish marketing and selling capabilities to support the January 1998 launch of CORLOPAM. General and administrative expenses increased by 89% in 1996 as compared to 1995 primarily due to higher corporate and patent legal expenses, other professional fees and employment related expenses. As the Company continues its clinical development and commercialization of its products, the Company expects general and administrative expenses to increase over the next several years.

         Net Interest  income was  $3,888,000,  $3,534,000  and $35,000 in 1997,
1996 and 1995, respectively. Net Interest income has increased due to the Company's higher average cash, cash & equivalent and short-term investment balances which resulted from the directed public offering in May 1996.

         As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $81,300,000. The net operating loss carryforwards will expire at various dates beginning in 2001 through 2012, if not utilized. Utilization of the net operating losses may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.


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

         Net Interest income increased to $192,000 for the three months ended December 31, 1995 compared to $78,000 in the earlier period. The increase was due to the increase in cash available for investments as the result of the successful completion of the directed public offering on October 16, 1995.

Year 2000

         Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is currently assessing the internal readiness of its computer systems to handle the year 2000 requirements. The Company expects to implement successfully the systems and programming changes necessary to address the year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

         The Company is also assessing the possible effects on the Company's operations of the year 2000 readiness of key suppliers and subcontractors. The Company's reliance on suppliers and subcontractors, and, therefore, on the proper functioning of their information systems and software, means that their failure to address the year 2000 issues could have a material impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time.

Liquidity and Capital Resources

         For the years ended December 31, 1997 and 1996, cash expenditures for operating activities and additions to capital equipment were $30,284,000 and $12,750,000, respectively. The Company anticipates that these expenditures will increase significantly in future periods.

         The Company had available cash, cash equivalents, short-term and long-term investments of $57,418,000 and $87,243,000 at December 31, 1997 and 1996, respectively. The decrease during 1997 resulted from funding the Company's operating loss.

         In May 1996, the Company completed the sale of 3,450,000 shares of common stock at $22.75 per share which raised approximately $74,000,000, net of commissions.

         On October 16, 1995, the Company completed the sale of 3,000,000 shares of common stock at $4.50 per share in a directed public offering. The offering triggered the conversion of $6,500,000 of the Medtronic Note, plus related interest of $190,576 through October 16, 1995, into common stock at a conversion price of $4.625 per share. The remaining $1,500,000 of the Medtronic Note converted into a prepaid milestone fee, which, if not earned by April 30, 1998, will be repaid with interest. The offering also triggered the obligation of Warner- Lambert to purchase $3,000,000 of additional equity in the Company. The first purchase of $1,500,000 was made on November 13, 1995 for 333,334 shares. The second purchase of $1,500,000 was made on March 29, 1996 for 75,263 shares.

         In August 1995, the Company completed a private placement of 1,000,000 shares of common stock at $3.50 per share.

         The Company expects to continue to incur substantial additional operating losses from costs related to the commercial product launch activities of CORLOPAM and the continuation and expansion of research and development, including clinical studies and increased administrative activities over at least the next few years. The Company anticipates that its existing capital resources and interest earned thereon will enable it to maintain its current and planned operations through the foreseeable future. However, the Company's requirements may change depending on numerous factors, including, but not limited to, the Company's timing and cost of commercial product launch activities of CORLOPAM, research and development programs, the results of clinical studies, the number and nature of the indications the
Company pursues in clinical studies, the timing of domestic and foreign regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products and the status of competitive products. In addition, expenditures will be dependent on the establishment of collaborative relationships with other companies, the availability of financing and other factors. The Company plans to continue to fund its short and long-term operations using a combination of public and private equity and debt offerings, payments from the licensing, sublicensing, sales of its intellectual property rights and sales of CORLOPAM. If such funds are not obtained, the Company may need to delay or curtail some of its research and development activities.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                                                            Page
                                                                                                           Number

Report of Ernst & Young LLP, Independent Auditors....................................................        39
Consolidated Balance Sheets at December 31, 1996 and 1997............................................        40
Consolidated Statements of Operations for the years ended September 30, 1995 and
     December 31, 1996 and 1997.................................................................             41
Consolidated Statements of Operations for the three month periods ended December 31, 1994
     (unaudited) and 1995............................................................................        42
Consolidated Statements of Stockholders' Equity for the years ended September 30, 1995 and
     December 31, 1996 and 1997, and for the three month period ended December 31, 1995..............
                                                                                                             43
Consolidated statements of Cash Flows for the years ended September 30, 1995 and
     December 31, 1996 and 1997 .....................................................................        44
Consolidated statements of Cash Flows for the three month periods ended December 31, 1994
     (unaudited) and 1995............................................................................        45
Notes to Consolidated Financial Statements...........................................................        46



            REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Neurex Corporation

         We have audited the accompanying consolidated balance sheets of Neurex Corporation as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1995, December 31, 1996 and 1997, and for the three month period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neurex Corporation at December 31, 1996 and 1997, and the consolidated results of its operations and its cash flows for the years ended September 30, 1995, December 31, 1996 and 1997, and the three month period ended December 31, 1995, in conformity with generally accepted accounting principles.





ERNST & YOUNG LLP



Palo Alto, California
February 5, 1998



                                                NEUREX CORPORATION

                                           CONSOLIDATED BALANCE SHEETS

                                                      ASSETS
                                        (In thousands, except share data)
                                                                     December 31,        December 31,
                                                                        1996                 1997
Current assets:
   Cash and cash equivalents.................................        $ 40,552             $ 11,297
   Short-term investments....................................          36,817               40,505
   Other current assets......................................             381                  277
                                                                --------------------- -------------------
         Total current assets................................          77,750               52,079

   Property and equipment, net...............................           1,748                2,806
   Note receivable from officer..............................             123                   94
   Long-term investments.....................................           9,874                5,616
   Other assets, net.........................................              76                   69
                                                                --------------------- -------------------
                                                                     $ 89,571             $ 60,664
                                                                ===================== ===================





                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable .........................................        $  2,011             $  1,912
   Accrued wages and benefits................................             458                  691
   Accrued clinical and preclinical testing                               509                5,374
   Other accrued liabilities.................................             621                  749
   Prepaid milestone repayable to Medtronic, Inc., a stockholder           --                1,870
   Deferred revenue .........................................           1,043                1,000
   Deferred revenue - Warner Lambert, a stockholder..........             803                   --
   Current portion of capital lease obligations..............             204                  178
                                                                --------------------- -------------------
         Total current liabilities...........................           7,649               11,774

   Long-term capital lease obligations.......................             295                  114
   Prepaid milestone repayable to Medtronic, Inc., a stockholder        1,669                   --
   Commitments
   Stockholders' equity:
      Convertible preferred stock, $ .01 par value; authorized:
        15,000,000 shares; none outstanding                                --                   --
      Common stock, $ .01 par value; authorized:  45,000,000 shares;
        issued and outstanding  22,036,080 shares at December 31,
        1996 and 22,239,267 shares at December 31, 1997                   220                  222
      Additional paid-in capital.............................         155,599              156,299
      Deferred compensation..................................             (41)                  (5)
      Shareholder receivable ................................              --                  (48)
      Unrealized loss on investments ........................              (9)                  (1)
      Accumulated deficit....................................         (75,811)            (107,691)
                                                                --------------------- -------------------
   Total stockholders' equity................................          79,958               48,776
                                                                --------------------- -------------------
                                                                 $     89,571          $    60,664
                                                                ===================== ===================
                                               See accompanying notes.





                                                NEUREX CORPORATION

                                                   CONSOLIDATED
                                             STATEMENTS OF OPERATIONS
                                        (In thousands, except per share amounts)

                                                                          Years ended
                                                -----------------------------------------------------------------
                                                   September 30,               December 31,           December 31,

                                                        1995                     1996                      1997
                                                ----------------------    --------------------    ---------------------
Revenues:
   Related parties .......................       $          897            $         1,884         $        2,309
   Other .................................                1,765                      1,692                     83

                                                ----------------------    ---------------------   ---------------------
                                                          2,662                      3,576                  2,392
Costs and expenses:
   Research and development...............               10,607                     19,663                 28,474
   General and administrative.............                2,079                      3,923                  9,686

                                                ----------------------    ---------------------    ---------------------
     Total costs and expenses.............               12,686                     23,586                 38,160

                                                ----------------------    ---------------------    ---------------------
Loss from operations......................              (10,024)                   (20,010)               (35,768)
Interest income, net......................                   35                      3,534                  3,888
                                                ----------------------    ---------------------    ---------------------
Net loss..................................       $       (9,989)           $       (16,476)         $     (31,880)

                                                ======================    =====================    =====================
Basic and diluted loss per share..........       $        (0.80)           $         (0.80)         $       (1.44)

                                                ======================    =====================    =====================
Shares used in basic and diluted loss per
   share computation......................               12,499                     20,680                 22,147


                                            See accompanying notes.




                                                NEUREX CORPORATION

                                                   CONSOLIDATED
                                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands, except share and per share amounts)

                                                                                                                             Total
                                                        Additional     Deferred                Unrealized                    Stock-
                                              Common     paid-in       compen-   Shareholder    loss on      Accumulated    holders'
                                              stock      capital       sation    receivable    investments     deficit      equity
                                             --------  -----------   ----------  -----------  ------------  -------------  ---------
Balances at September 30, 1994                $  123    $  55,738     $   (518)   $      --    $       --    $   (46,320)   $ 9,023
Issuance of warrant to purchase 169,646
shares of common stock .....................      --          460           --           --            --             --        460
Amortization of deferred compensation net of
cancellations ..............................      --           (7)         231           --            --             --        224
Sale of 1,000,000 shares of common stock at
$3.50 per share ............................      10        3,490           --           --            --             --      3,500
Issuance of 105,862 shares of common stock..       1          101           --           --            --             --        102
Unrealized loss on available-for-sale
investments.................................      --           --           --           --           (30)            --        (30)
Net loss ...................................      --           --           --           --            --         (9,989)    (9,989)
                                             --------  -----------  -----------  -----------  ------------  -------------  ---------
Balances at September 30, 1995                   134       59,782         (287)          --           (30)       (56,309)     3,290
Amortization of deferred compensation net of
cancellations ..............................      --          (23)          68           --            --             --         45
Sale of 3,000,000 shares of common stock at
$4.50 per share net of issuance costs of
$1,210......................................      30       12,260           --           --            --             --     12,290
Conversion of note payable to Medtronic,
Inc. and related accrued interest to
1,446,610 shares of common stock ...........      14        6,676           --           --            --             --      6,690
Transfer of unamortized discount on the
conversion of note payable to Medtronic, Inc      --         (319)          --           --            --             --       (319)
Sale of 333,334 shares of common stock to
Warner-Lambert .............................       3        1,497           --           --            --             --      1,500
Net issuances of 25,006 shares of common stock    --           37           --           --            --             --         37
Unrealized gains on available-for-sale
investments.................................      --           --           --           --            28             --         28
Net loss ...................................      --           --           --           --            --         (3,026)    (3,026)
                                            ---------  -----------  ----------- ------------    ----------     ----------  ---------
Balance at December 31, 1995                     181       79,910         (219)          --            (2)       (59,335)    20,535
Amortization of deferred compensation net of
cancellations ..............................      --           --          178           --            --             --        178
Sale of 75,263 shares of common stock to
Warner-Lambert .............................       1        1,499           --           --            --             --      1,500
Net issuances of 79,315 shares of  common
stock under the stock purchase plan.........       1          317           --           --            --             --        318
Net issuances of 222,405 shares of  common stock   2          335           --           --            --             --        337
Sale of 3,450,000 shares of common stock at
$22.75 per share net of issuance costs
of $5,008...................................      35       73,538           --           --            --             --     73,573
Unrealized gains on available-for-sale
investments.................................      --           --           --           --            (7)            --         (7)
Net loss ...................................      --           --           --           --            --        (16,476)   (16,476)
                                            ---------  -----------  ----------- ------------    ----------     ----------  ---------
Balance at December 31, 1996................     220      155,599          (41)          --            (9)       (75,811)    79,958
Amortization of deferred compensation.......      --           --           36           --            --             --         36
Issuance of 34,886 shares of common stock
under the stock purchase plan...............      --          371           --           --            --             --        371
Net issuances of 168,301 shares of common
stock on the exercise of stock options......       2          329           --           --            --             --        331
Unrealized gains on available-for-sale
investments.................................      --           --           --           --             8             --          8
Issuance of shareholder receivable for option
exercises to purchase shares of common stock      --           --           --          (48)           --             --        (48)
Net loss........ ...........................      --           --           --           --            --        (31,880)   (31,880)
                                            ---------  -----------  ----------- ------------    ----------     ----------  ---------
Balance at December 31, 1997................ $   222    $ 156,299    $      (5)  $      (48)     $     (1)      $(107,691)  $48,776


                                             See accompanying notes.


                                                        NEUREX CORPORATION

                                                           CONSOLIDATED
                                                       STATEMENTS OF OPERATIONS
                                               (In thousands, except per share amounts)


                                                                   Three
                                                                months ended
                                                ------------------------------------------
                                                    December 31,            December 31,

                                                       1994                     1995
                                                --------------------     ------------------
                                                    (unaudited)
Revenues:
   Related parties .......................         $         68             $        158
   Other .................................                    6                       --
                                                ---------------------    ------------------
                                                             74                      158
Costs and expenses:
   Research and development...............                2,399                    2,781
   General and administrative.............                  541                      595
                                                ---------------------    -------------------
     Total costs and expenses.............                2,940                    3,376
                                                ---------------------    -------------------
Loss from operations......................               (2,866)                  (3,218)
Interest income, net......................                   78                      192
                                                                         -------------------
                                                ---------------------
Net loss..................................         $     (2,788)            $     (3,026)
                                                =====================    ===================
Basic and diluted loss per share..........         $      (0.23)            $      (0.17)
                                                =====================    =====================
Shares used in basic and diluted loss per
   share computation......................               12,302                   17,423


                                            See accompanying notes.




                                                NEUREX CORPORATION
                                                   CONSOLIDATED
                                             STATEMENTS OF CASH FLOWS
                                 Increase (decrease) in cash and cash equivalents
                                                  (In thousands)


                                                                            Years ended

                                                          September 30,     December 31,       December 31,

                                                             1995               1996               1997
                                                      ------------------ ------------------ -----------------
Cash flows used for operating activities:
   Net loss........................................         $  (9,989)         $  (16,476)      $  (31,880)

   Adjustments to reconcile net loss to net cash used for operating activities:

   Depreciation and amortization...................               335                 426              688
   Noncash expenses from stock,debt and warrant issuances         332                 203               61

   Changes in assets and liabilities:

           Notes receivable from officer...........                (9)                (10)              29
           Other current assets....................            (2,285)                337              103
           Accounts payable........................              (359)              1,614              (99)
           Accrued and other liabilities...........               195               2,093            3,401
           Deferred credit/revenue ................             1,900                (396)            (846)

                                                      ------------------ ------------------ -----------------
   Net cash used for operating activities..........            (9,880)            (12,209)         (28,543)
                                                      ------------------ ------------------ -----------------
                                                      ------------------ ------------------ -----------------
Cash flows from investing activities:
   Purchases of property and equipment.............              (648)               (541)          (1,741)
   Purchases of short-term investments.............            (1,963)           (269,426)        (243,397)
   Sales and maturities of short-term investments..             8,820             244,786          243,976
   Payment of notes payable to stockholder.........                --                (289)              --
                                                      ------------------ ------------------ -----------------
      Net cash provided by (used for) investing activities      6,209             (25,470)          (1,162)
                                                      ------------------ ------------------ -----------------
                                                      ------------------ ------------------ -----------------
Cash flows from financing activities:

   Sales of common stock (net of repurchases) .....             3,548              75,727              654
   Proceeds from sale and leasebacks ..............               664                  --               --
   Long-term debt and capital lease repayments.....              (143)               (213)            (207)
   Proceeds from issuance of convertible debt .....             8,000                  --               --
   Other assets  ..................................              (143)                 62                3
                                                      ------------------ ------------------ -----------------
                                                      ------------------ ------------------ -----------------
      Net cash provided by financing activities....            11,926              75,576              450
                                                      ------------------ ------------------ -----------------
Net increase (decrease) in cash and cash equivalents            8,255              37,897          (29,255)
Cash and cash equivalents at beginning of year.....             1,539               2,655           40,552
                                                      ------------------ ------------------ -----------------
Cash and cash equivalents at end of year...........             9,794              40,552           11,297
Short and long-term investments at end of year.....             2,959              46,691           46,121
Cash, cash equivalents, short and long-term
   investments at end of year .....................         $  12,753           $  87,243        $  57,418
                                                      ================== ================== =================
                                                      ================== ================== =================
Supplemental disclosures of cash flow information:
   Cash paid for interest..........................         $      75           $      58        $      53
                                                      ================== ================== =================


                                             See accompanying notes.







                                                NEUREX CORPORATION
                                                   CONSOLIDATED


                                       STATEMENTS OF CASH FLOWS
                              Increase (decrease) in cash and cash equivalents
                                            (In thousands)


                                                                      Three
                                                                   months ended

                                                          December 31,       December 31,

                                                             1994               1995
                                                      ------------------ ------------------
                                                         (unaudited
Cash flows used for operating activities:
   Net loss........................................          $  (2,788)        $   (3,026)

   Adjustments to reconcile net loss to net cash used
     for operating activities:
    Depreciation and amortization..................                 82                136
    Noncash expenses from stock, debt  and warrant
      issuances....................................                 43                 86

    Conversion of interest on debt  convertible into common
      stock........................................                 --                 41
    Changes in assets and liabilities:

           Other current assets....................               (101)             2,063
           Other long-term assets..................                 (2)                --
           Accounts payable........................               (172)              (309)
           Accrued and other liabilities...........                (14)              (725)
           Deferred credit/revenue ................                (21)              (158)

                                                      ------------------ ------------------
     Net cash used for operating activities........             (2,973)            (1,892)
                                                      ------------------ ------------------
                                                      ------------------ ------------------
Cash flows from investing activities:
   Purchases of property and equipment.............               (394)               (80)
   Purchases of short-term investments.............             (1,045)           (46,583)
   Sales and maturities of short-term investments..              2,626             27,515

                                                      ------------------ ------------------
     Net cash provided by (used for) investing activities        1,187            (19,148)
                                                      ------------------ ------------------
                                                      ------------------ ------------------
Cash flows from financing activities:

   Sales of common stock (net of repurchases) .....                  6             13,948
   Proceeds from sale and leasebacks ..............                344                 --
   Long-term debt and capital lease repayments.....                (25)               (47)

                                                      ------------------ ------------------
     Net cash provided by financing activities.....                325             13,901
                                                      ------------------ ------------------
Net increase (decrease) in cash and cash equivalents            (1,461)            (7,139)
Cash and cash equivalents at beginning of  period                1,539              9,794
                                                      ------------------ ------------------
Cash and cash equivalents at end of period.........                 78              2,655
Short and long-term investments at end of period...              8,030             22,056
Cash, cash equivalents, short and long-term
   investments at endof period ....................         $    8,108         $   24,711
                                                      ================== ===================
                                                      ================== ===================
Supplemental disclosures of noncash investing and
financing activities:
   Conversion of debt to common stock...............        $       --         $    6,372
Supplemental disclosures of cash flow information:
   Cash paid for interest..........................         $        5         $       20
                                                      ================== ==================


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

         Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income or expense. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.



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

         Net loss per share

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Common equivalent shares from stock options and warrants are excluded from the diluted computation as their effect is antidilutive. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

         New Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" ("SFAS 130") and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), respectively (collectively, the "Statements"). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting of comprehensive income and its components in annual financial statements. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 130 and SFAS 131, respectively. Application of the Statements' disclosure requirements will have no impact on the Company's consolidated financial position, results of operations or earnings per share data as currently reported.

2.       Joint Research, Development, License and Investment Agreements

         A. Investment, Research and Development Agreement with Warner-Lambert Company

         In May 1993, the Company entered into a collaborative agreement with Warner-Lambert for the discovery, development and commercialization of compounds that block neuron-specific calcium channels (NSCCs), including ziconotide. Under this agreement, Warner-Lambert is obligated to make milestone payments to the Company upon the achievement of certain development objectives with respect to ziconotide for ischemic indications. Warner-Lambert has exclusive worldwide rights, except for the Company's peptide compounds in Japan and East Asia, to commercialize NSCC compounds, subject to the Company's right to co-promote products in the United States, the United Kingdom and one other European country to be designated. The Company and Warner-Lambert will share profits from the sales of co-promoted products, subject to certain limitations on the portion of such profits to be paid to the Company. Products marketed only by
Warner-Lambert, or co-promoted products which are being marketed by Warner-Lambert outside of the co-promotion territory, will be subject to royalty payments to the Company, and products marketed only by the Company will be subject to royalty payments to Warner-Lambert. The development costs of the products to be co-promoted will be shared by the Company and Warner-Lambert. Each party has committed a certain number of full-time employees to the research collaboration. Warner-Lambert has the right to terminate its relationship with the Company in its sole discretion upon appropriate notice to the Company. The collaboration was effective upon the completion of the initial public offering on September 22, 1993, in which Warner-Lambert purchased 1,459,093 of the Company's common shares at the offering price to the public less certain selling commissions.

         In September 1995, the Company and Warner-Lambert amended their agreement to provide that, given net proceeds of at least $12,000,000 in the Company's next offering of securities to the public, Warner-Lambert would purchase $1,500,000 of the Company's common stock which it did purchase on November 13, 1995 at the public offering price of $4.50 per share and $1,500,000 of the Company's common stock which it purchased on March 29, 1996 at a market average price of $19.93 per share. Warner-Lambert also paid Neurex $1,500,000 on October 1, 1995, $500,000 on January 1, 1996, $250,000 on April 1, 1996 and
$250,000 on July 1, 1996 in lieu of milestone payments under the original agreement. These amounts may offset future royalties, if any, due to Neurex from Warner-Lambert resulting in a royalty-free period on the commencement of product sales.

         In an amendment dated September 25, 1996, the Company and Warner-Lambert extended the 1993 Research and Development Collaboration agreement for three additional years beginning September 30, 1996. The amendment further provides for up to $2,500,000 in additional milestone payments to the Company for the achievement of research milestones in the calcium channel project. In addition, Warner-Lambert will pay the Company approximately $1,200,000 per year for research support. Total development cost reimbursement payments and milestone payments earned during the years ending September 30, 1995 and December 31, 1996 and 1997, were $396,000, $1,730,000 and $2,169,000, respectively. Amounts earned in the three months ended December 31, 1994 and 1995 were $68,000 (unaudited) and $143,000, respectively.


         B.    Investment and License Agreement with Medtronic, Inc.

         On April 21, 1994, the Company entered into an Investment Agreement and a Development and License Agreement with Medtronic, Inc. In consideration for the Company entering into these agreements, Medtronic paid $2,000,000 to the Company for the purchase of 359,837 shares of common stock at $5.56 per share and the right to acquire an additional 119,945 shares of common stock for no further consideration if certain milestones were not met. The $500,000 value of these additional shares was recorded as a deferred credit as of September 30, 1994. During the year ended September 30, 1995, the development milestones were met, resulting in the recognition of the $500,000 as revenue, which accounted for 19.5% of total revenues. For the years ended December 31, 1996 and 1997, respectively, the Company received $154,000, or 4.3% of total revenues and $140,000, or 5.9% of total revenues under a clinical services cost sharing agreement. No revenues were recognized under this agreement for the years ended September 30, 1994 and 1995, and for the three month periods ended December 31, 1994 and 1995.

         On August 3, 1995, the Company issued a convertible promissory note to Medtronic (the "Medtronic Note") in the principal amount of $8,000,000 with interest at a rate of the prime rate plus 3% per year. In connection with the Medtronic Note, the Company issued Medtronic a warrant valued at $460,000, exercisable immediately for 169,646 shares of the Company's common stock at $4.625 per share. The warrant valuation represents a $460,000 discount on the note to be amortized to interest expense ratably over the period of the note. As of September 30, 1995, $54,000 of the discount had been amortized. On October 16, 1995, following a directed public offering, the Company converted $6,500,000 of the convertible note payable plus related interest of $191,000 into common stock at a conversion price of $4.625 per share and transferred approximately $320,000 of the unamortized discount on the note to additional paid-in capital on the note conversion. The remaining $1,500,000 of the Medtronic Note converted into a prepaid milestone fee, which, if not earned by April 30, 1998, will be repaid with interest. For the three months ended December 31, 1995 and the years ended December 31, 1996 and 1997, respectively, $19,000, $25,000 and $25,000 of the discount on the prepaid milestone fee has been amortized and interest of $37,000, $176,000 and $176,000 has been accrued. In conjunction with the note conversion, Neurex issued to Medtronic a warrant to purchase 500,000 shares of common stock at $5.40 per share, exercisable through October 16, 2001. The agreements provide for additional research and development payments that aggregate $6,000,000 and are receivable by Neurex on the achievement of specific research and development milestones.

         C.     License Agreement with SmithKline Beecham

         On April 5, 1994, the Company entered into a license and supply agreement with SmithKline for the purchase of worldwide marketing rights for CORLOPAM (fenoldopam). As consideration, the Company paid $350,000 in cash, issued 100,000 shares of common stock to SmithKline at $4.00 per share, agreed to pay $650,000 at the time of its next financing and will pay royalties on future sales. In connection with these payments the Company recorded a $1,400,000 charge for in-process research and development in April 1994. The $650,000 was paid in August 1995. In 1996, marketing rights to Germany were transferred to the Company.


         D.     Collaboration and Option Agreement with Vascular Laboratories,
                Inc.

         In Europe, the Company has licensed certain rights under its Pro-UK patents to Grunenthal, GmbH ("Grunenthal"), which is finalizing a license application for marketing approval in Europe. Under the terms of the license, Neurex received $1,667,241 on June 22, 1995, and $1,580,733 on July 2, 1996. In
addition to the licensing fees, the Company was to receive royalties on product sales, if any.

         Through a collaborative agreement with Vascular Laboratories, In. ("VLI"), Neurex had an option to acquire exclusive rights to certain technology discovered at VLI in exchange for continued reimbursement of research and development expenses incurred by VLI for up to ten years. These expenses had been covered by annual license fees received from Grunenthal. In accordance with the agreement, Neurex negotiated the termination of the agreement, which was cancelable at the discretion of Neurex. With Neurex' cancellation of the collaborative agreement, all future payments from sublicensees, including Grunenthal, revert to VLI and the option was terminated.

         Neurex originally sublicensed the rights to Pro-urokinase in Europe to Grunenthal GmbH. Grunenthal made a payment in December 1993 and was required to make license payments through December 1996, and to pay royalties on certain future sales. No payments were made or received during the year ended December 31, 1997. During the year ended December 31, 1996, the Company made payments to VLI totaling $1,512,000 and received license payments from Grunenthal totaling $1,581,000, accounting for 44% of revenues. During the year ended September 30, 1995, the Company made payments to VLI totaling $1,325,000 and received license payments from Grunenthal totaling $1,667,000, accounting for 65% of revenues. The Company paid to VLI $325,000 (unaudited) and $334,000, for the three month periods ended December 31, 1994 and 1995, respectively.


         E.     Licensing Agreement with Beaufour Ipsen

On November 12, 1996, the Company signed a license and supply agreement with Beaufour Ipsen of Paris, France, a European-based pharmaceutical company. The license, which is for the intravenous delivery form of the Company's proprietary drug CORLOPAM, provides Beaufour the exclusive right to market and sell the product (excluding fenoldopam prodrugs) in most of the world excluding Japan and all countries in the Americas. Under the terms of the agreement, Beaufour will pay royalties to Neurex based on a percentage of sales. The Company will supply and sell CORLOPAM to Beaufour at a price which allows Beaufour to achieve minimum product gross margins. In accordance with the agreement, the Company received on December 6, 1996, a $1,000,000 refundable signing fee. This signing fee becomes non-refundable upon the earlier of three years from the date of the agreement or the achievement of three different European country pricing approvals. The Company may also receive up to $1,000,000 in additional milestone payments when marketing approvals are obtained in certain European countries.

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

3.       Investments

         The Company has classified its short and long-term investments as available-for-sale. The following is a summary of the Company's investments as of December 31, 1996 and 1997. (In thousands)


December 31, 1996:
                                        Amortized           Unrealized          Unrealized         Estimated Fair
                                          Cost                Losses               Gains               Value

                                   ------------------- -------------------- ------------------- ---------------------
U.S. government securities          $         23,540    $             (18)    $           18      $          23,540
Corporate debt securities                     56,890                  (19)                10                 56,881
                                   ------------------- -------------------- ------------------- ---------------------
                                    $         80,430    $             (37)    $           28      $          80,421
                                   =================== ==================== =================== =====================

Disclosed as:
                                        Amortized           Unrealized          Unrealized         Estimated Fair
                                          Cost                Losses               Gains               Value

                                   ------------------- -------------------- ------------------- ---------------------
Cash and cash equivalents           $         33,735     $             (5)    $            --     $          33,730
Short-term investments                        36,828                  (31)                 20                36,817
Long-term investments                          9,867                   (1)                  8                 9,874
                                   ------------------- -------------------- ------------------- ---------------------
                                    $         80,430     $            (37)    $            28      $         80,421
                                   =================== ==================== =================== =====================

Contractual maturities:
                                        Amortized           Unrealized          Unrealized         Estimated Fair
                                          Cost                Losses               Gains               Value

                                   ------------------- -------------------- ------------------- ---------------------
Within one year .................   $         52,963     $            (35)    $             2     $          52,930
One to 3 years ..................             27,467                   (2)                 26                27,491
                                   ------------------- -------------------- ------------------- ---------------------
                                    $         80,430     $            (37)    $            28     $          80,421
                                   =================== ==================== =================== =====================

December 31, 1997:
                                        Amortized           Unrealized          Unrealized         Estimated Fair
                                          Cost                Losses               Gains               Value

                                   ------------------- -------------------- ------------------- ---------------------
U.S. government securities          $         11,791     $             (7)    $             1     $          11,785
Corporate debt securities                     44,537                   (7)                 12                44,542
                                   ------------------- -------------------- ------------------- ---------------------
                                    $         56,328     $            (14)    $            13     $          56,327
                                   =================== ==================== =================== =====================

Disclosed as:
                                        Amortized           Unrealized          Unrealized         Estimated Fair
                                          Cost                Losses               Gains               Value

                                   ------------------- -------------------- ------------------- ---------------------
Cash and cash equivalents            $        10,209     $             (3)    $            --     $          10,206
Short-term investments                        40,500                   (6)                 11                40,505
Long-term investments                          5,619                   (5)                  2                 5,616
                                   ------------------- -------------------- ------------------- ---------------------
                                    $         56,328     $            (14)    $            13     $          56,327
                                   =================== ==================== =================== =====================

Contractual maturities:
                                        Amortized           Unrealized          Unrealized         Estimated Fair
                                          Cost                Losses               Gains               Value

                                   ------------------- -------------------- ------------------- ---------------------
Within one year .................    $        24,219     $             (6)    $             6     $          24,219
One to 3 years ..................             32,109                   (8)                  7                32,108
                                   ------------------- -------------------- ------------------- ---------------------
                                    $         56,328     $            (14)    $            13     $          56,327
                                   =================== ==================== =================== =====================


         Short-term and long-term investments consist principally of government or government agency securities, corporate notes and bonds, commercial paper and certificates of deposit with original maturities ranging from one to 18 months. Long-term investments have original maturities ranging from one to three years. The gross realized gains and losses on sales of available-for-sale securities were immaterial in the years ended September 30, 1995, December 31, 1996 and 1997 and the three months ended December 31, 1994 and 1995.

4.       Property and equipment

         Property and equipment consists of: (In thousands)

                                                            December 31,                   December 31,

                                                                 1996                          1997
                                                       ------------------------      ------------------------
Laboratory equipment..................................    $        2,506                $        2,912
Furniture and fixtures................................               974                         2,310
Leasehold improvements................................             1,235                         1,235
                                                       ------------------------      ------------------------
                                                                   4,715                         6,457
Accumulated depreciation and amortization.............            (2,967)                       (3,651)
                                                       ------------------------      ------------------------
Property and equipment, net...........................    $        1,748                $        2,806
                                                       ========================      ========================


5.       Commitments

         Equipment with a cost of $749,000 (accumulated amortization of $409,000 and $535,000) at December 31, 1996 and 1997, respectively, is leased under capital leases.

         At December 31, 1997, the Company leases facilities for $20,122 per month under an operating lease which expires in June 2002. The lease agreement provides for a cost of living adjustment every two years based on the consumer price index.

         Future minimum annual payments under capital and operating leases ar as follows: (In thousands)

                                                                            Capital                Operating
                                                                             leases                  leases
                                                                      --------------------    --------------------
Year ended December 31,
   1998..............................................................     $         206       $             258
   1999..............................................................               120                     241
   2000..............................................................                --                     241
   2001 .............................................................                --                     241
   2002 .............................................................                --                     121
                                                                       --------------------   --------------------

   Total minimum lease payments......................................               326       $           1,102
                                                                                              ====================
   Less amount representing interest.................................               (34)
                                                                      --------------------
   Present value of minimum lease payments...........................               292
   Current portion...................................................              (178)
                                                                      --------------------
   Amounts due after one year........................................     $         114
                                                                      ====================


         Rent expense was $179,000, $180,000 and $335,000 for the year ended September 30, 1995, December 31, 1996 and 1997, respectively. In addition, the Company paid rent expense of $44,055 (unaudited) and $44,055 for the three month periods ended December 31, 1994 and December 31, 1995, respectively.

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

         Common stock

         At December 31, 1997, the Company had reserved 3,770,643 shares of common stock for issuance for options granted under the Employee and Consultant Stock Option Plan, 424,707 shares of common stock for issuance under the Stock Purchase Plans and 693,953 shares of common stock for issuance under warrants.

         Warrants

         At December 31, 1997, the Company had warrants outstanding to purchase 693,953 shares of common stock at exercise prices ranging from $4.625 to $5.40 per share. Warrants to purchase 24,307, 169,646 and 500,000 shares of common stock are exercisable on or before September 30, 1999, August 3, 1999 and October 16, 2001, respectively.

         1992 Stock purchase plan

         In December 1992, the Company adopted the Employee Stock Purchase Plan under which employees can purchase shares of the Company's common stock based on a percentage of their compensation. The purchase price per share must equal at least the lower of 85% of the market value on the date offered or on the date purchased. As of December 31, 1997, a total of 117,802 shares had been issued under the Plan.

         1997 Stock purchase plan

         In May 1997, the Company adopted the 1997 Employee Stock Purchase Plan under which employees can purchase shares of the Company's common stock based on a percentage of their compensation. The purchase price per share must equal at least the lower of 85% of the market value on the offering date or on the date purchased. A total of 400,000 shares of Common Stock are reserved for issuance under the Plan. As of December 31, 1997, a total of 11,337 shares had been issued under the Plan.

         Stock option plan

         Under the 1988 Employee and Consultant Stock Option Plan, incentive or nonqualified stock options to purchase shares of common stock may be granted to key employees, consultants and directors of the Company. Options must be granted at not less than 85 percent of the fair market value at the date of grant as determined by the Board of Directors. During 1997, the Stockholders authorized an increase in shares available for grant under the Plan by 1,000,000 shares so that, through December 31, 1997, a total of 4,311,111 shares had been authorized for issuance under the plan.

A summary of stock option activity is as follows:

                                                                                                Weighted
                                                  Number of                                      Average
                                                   shares                                       Exercise
                                                 outstanding              Exercise                Price
                                                                           Price                                      Aggregate
                                             -------------------    --------------------     ---------------    --------------------

   Balance at September 30, 1994............      1,624,213             $ .59 - $ 5.58                            $   5,001,306
   Options granted..........................      1,307,449              $1.50 - $5.00                                2,374,837
   Options exercised........................        (78,861)                   $ .59                                    (48,009)
   Options canceled.........................     (1,162,030)             $1.17 - $5.58                               (4,756,985)
                                             -------------------    --------------------                        --------------------
   Balance at September 30, 1995 ...........      1,690,771              $ .59 - $5.58                                2,571,149
   Options granted..........................        356,750              $1.50 - $8.13                                1,856,944
   Options exercised........................        (13,068)             $ .88 - $1.17                                  (11,790)
   Options canceled.........................        (25,882)             $ .88 - $5.58                                 (111,557)
                                             -------------------    --------------------     ---------------    --------------------
   Balance at December 31, 1995.............      2,008,571              $ .59 - $8.13             $2.14              4,304,746
   Options granted..........................        657,400             $13.00 - $18.50           $16.19             10,645,550
   Options exercised........................       (222,405)             $ .59 - $5.58             $1.51               (336,741)
   Options canceled.........................        (45,710)             $ .88 - $13.00            $3.16               (144,543)
                                             -------------------    --------------------     ---------------    --------------------
   Balance at December 31, 1996.............      2,397,856              $ .59 - $18.50             $6.03            14,469,012
   Options granted..........................      1,173,768             $11.88 - $17.00            $14.84            17,416,148
   Options exercised........................       (168,301)              $.59 - $.8.13             $1.94              (331,234)
   Options canceled.........................       (241,901)             $1.17 - $17.75            $11.58            (2,806,143)
                                             -------------------    --------------------     ---------------    --------------------

   Balance at December 31, 1997.............      3,161,422               $.59 - $18.50             $9.09             $ 28,747,783
                                             ===================                                                ====================

                                                            Weighted
                                                            Average                 Weighted
                                   Number                  Remaining                Average                   Number
Range of                         Outstanding              Contractual               Exercise              Exercisable as
Exercise Prices                as of 12/31/97                 Life                   Price                  of 12/31/97
-----------------------     ---------------------     --------------------     ------------------     -----------------------
    $.59 - $1.63                    1,155,508                 6.25                   $1.36                    1,155,508
   $2.63 - $14.75                   1,210,014                 8.97                  $11.68                    1,210,014
   $15.12 - $18.50                    795,900                 9.03                  $16.40                      795,900
-----------------------    ---------------------      --------------------     ------------------     -----------------------

    $.59 - $18.50                   3,161,422                 7.99                   $9.09                    3,161,422
                            =====================                                                     =======================


         At December  31,  1997,  options to purchase  609,221  shares of common stock were available for future grant. Options granted are immediately exercisable and the resulting shares issued to employees and consultants under the stock option plan are subject to repurchase by the Company, at the discretion of the Company, upon termination of employment or association, at the original purchase price. This right expires as determined by the Board of Directors, generally over four or five years. At December 31, 1997, there were no shares of common stock subject to repurchase.

On May 12, 1995, the Board of Directors authorized the repricing of options to purchase 1,059,274 shares to fair market value at that date which was $1.625. All repriced options were subject to a new vesting period of 4 years.

         Pro forma information regarding net loss is required by SFAS 123, computed as if the Company had accounted for its employee stock based compensation granted subsequent to December 31, 1995 under the fair- value-based accounting method of that Statement. The value for the stock based compensation was estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions:

                                          1996                    1997
                                  ---------------------    -------------------
Expected dividend yield                   0.00%                   0.00%
Risk-free interest rate                   5.94%                   5.35%
Expected life.................          3.0 years               3.5 years
Volatility factor                         .6121                    .60


The weighted average grant-date fair value of the awards granted in 1996 and 1997 was $9.88 and $9.08, respectively.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. Because Statement 123 is applicable only to awards granted subsequent to December 31, 1995, its pro forma effect will not be fully reflected until 2000. The effect of applying SFAS 123 to the Company's reported net loss and net loss per share is as follows:

                                           1996                       1997
                                  ----------------------     -------------------
Net loss
     As reported..............        ($16,476,000)               ($31,880,000)
     Pro forma................        ($17,822,000)               ($35,349,000)

Net loss per share
     As reported..............           $ (0.80)                   $ (1.44)
     Pro forma................           $ (0.86)                   $ (1.60)


         The Company has recorded as deferred compensation the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of options over the aggregate exercise price of such options. This deferred compensation is amortized over the vesting period of the options, generally four or five years.

7.       Income taxes

         As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $81,300,000. The net operating loss carryforwards will expire at various dates beginning in 2001 through 2012, if not utilized.

Significant components of the Company's deferred tax assets for federal and state income taxes are as follows: (In thousands)


                                                                  December 31,
                                                             1996                1997
                                                     -------------------- ------------------
Deferred tax assets:
    Net operating loss carryforwards................   $        17,400      $       28,600
    Federal and state research credit carryforwards
    (expire 2001-2012) .............................             2,200               3,000
    Capitalized research and development costs......             5,100               7,300
    Capitalized licenses............................             1,900               1,400
    Other - net.....................................               600              (1,000)
                                                     -------------------- ------------------
    Total deferred tax assets.......................            27,200              39,300
    Valuation allowance for deferred tax assets...             (27,200)            (39,300)
                                                     -------------------- -------------------
    Net deferred tax assets.........................   $            --      $           --
                                                     ==================== ===================

         The  valuation  allowance  increased  by  $1,998,000,   $7,650,000  and
$12,100,000 during the years ended September 30, 1995 and December 31, 1996 and 1997, respectively.

         Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

8.       Related party transactions

         A note receivable from an officer totaling $123,000 at December 31, 1996, bearing interest of 8.75% per annum was paid in full (including accrued interest of $7,000) on the maturity date of August 8, 1997.

         Additional notes receivable from an officer totaling $110,000 were issued during 1997 bearing an interest rate of 5.81% per annum, and secured by the officer's personal equity securities account and personal real property. The first note totaling $75,000 and bearing an interest rate of 5.81% per annum, will be forgiven as compensation expense to the officer at a rate of 33% per year pending the officers continued employment by the Company. An additional note of $35,000 bears interest at 5.81% per annum and is due in full on February 28, 2000, or immediately if the officer's employment with the Company is terminated by him or by the Company for cause.

         On January 1, 1995, the Company entered into a Consultant Agreement with Plexus Ventures, Inc. ("Plexus"), a Pennsylvania corporation wholly-owned by a director of the Company. This agreement was terminated by the Company upon the successful contract negotiations with Beaufour Ipsen of France for CORLOPAM(R) for which Plexus assisted. Plexus remains entitled to certain success fees payable in cash and stock, based upon the total value of certain future transactions with Beaufour Ipsen. For the year ended December 31, 1996, the Company incurred expenses from Plexus valued at $4,000 and none in the year ended December 31, 1997.

         On July 18, 1996, the Company entered into a Business Development Agreement with Plexus to assist the Company in the development, registration and commercialization of Neurex products in certain Asian countries. Under the terms of the agreement, Plexus received options to purchase 25,000 shares of common stock, will receive monthly retainer fees, and is entitled to receive success fees, based upon the total value of transactions entered into by the Company with the assistance of Plexus. The term of the agreement was 12 months and expired in July 1997. The Company incurred expenses of approximately $29,000 and $60,000, for the years ended December 31, 1996 and 1997, respectively.

         A director of the Company is a partner with a law firm that rendered various legal services to the Company. The Company incurred costs from that law firm of approximately $305,000 for year ended September 30, 1995, and $441,000 and $275,000 for the years ended December 31, 1996 and 1997, respectively. In addition, the Company incurred costs of $64,000 (unaudited) and $150,000 for the three month periods ended December 31, 1994 and 1995, respectively.

         See Note 2 for a description of related party transactions with strategic partners.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                                     PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference from the information under the caption "Election of Directors," with respect to Directors, and under the caption "Management," with respect to Executive Officers contained in the Company's Definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on May 7, 1998 (the "Proxy Statement").


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

                                                                                                        Manner
   Exhibit                                                                                                       of
   Number                     Description                                                                       Filing
          3.1      --  Amended and Restated Certificate of Incorporation of Neurex Corporation, dated
                       September 27, 1993 .............................................................         (1)
          3.2      --  Amended and Restated Bylaws of Neurex Corporation as Adopted by the Board of
                       Directors and Stockholders on November 6, 1987, as Amended on March 3, 1988,
                       January 1, 1989, November 16, 1989, and December 8, 1992........................         (2)
         10.1      --  Lease, dated July 1, 1982 between Engenics, Inc. and Ronald C. Campbell, at
                       3760 Haven Avenue, Menlo Park, California, Assignment and Assumption of
                       Lease between Engenics Inc. and Neurex Corporation, dated January 29, 1988......         (2)
        10.1A      --  Amendment to the Lease between Ronald C. Campbell and Neurex Corporation,
                       dated August 6, 1992 ...........................................................         (2)
         10.2      --  1988 Employee and Consultant Stock Option Plan and amendments thereto                    (7)
         10.3      --  Employment Agreement between Neurex Corporation and Paul Goddard, Ph.D.,
                       dated January 8, 1991 ..........................................................         (2)
        10.3A      --  Amendment to Employment Agreement, dated December 21, 1995......................          *
         10.4      --  Employment Agreement between Neurex Corporation and Bradford M. Wait,
                       dated January 14, 1992 .........................................................         (2)
        10.4A      --  Amendment to Employment Agreement, dated December 21, 1995                                *
         10.5      --  Employment Agreement between Neurex Corporation and Roberto Crea, Ph.D.,
                       dated June 29, 1994 ............................................................         (3)
        10.5A      --  Amendment to Employment Agreement dated December 21, 1995.......................          *
         10.6      --  Amended and Restated Registration Rights Agreement between Neurex
                       Corporation and certain purchasers, dated October 16, 1995......................         (8)
         10.7      --  Agreement between National Institute of Mental Health and Neurex Corporation
                       dated June 11, 1991 ............................................................         (2)
         10.8      --  Employment Agreement between Neurex Corporation and Robert R. Luther, dated
                       February 7, 1992 ...............................................................         (2)
        10.8A      --  Amendment to Employment Agreement, dated December 21, 1995......................         *
         10.9      --  Agreement between National Institute of Neurological Disorders and Stroke and
                       Neurex Corporation, dated August 25, 1992 ......................................         (2)
        10.10      --  Research and Development Collaboration Agreement between Neurex Corporation
                       and Warner-Lambert Company, dated as of May 25, 1993............................         (2)+
       10.10A      --  Amendment to Research and Development Collaboration Agreement between
                       Neurex Corporation and Warner-Lambert Company, dated September 25, 1996.........          *+
        10.11      --  Ziconotide License Agreement between Neurex Corporation and Warner-Lambert
                       Company, dated as of May 25, 1993 ..............................................         (2)+
       10.11A      --  Amendment to ziconotide License Agreement between Neurex Corporation and
                       Warner-Lambert Company, dated September 13, 1995................................         (7)+
        10.12      --  Agreement to Purchase Stock between Neurex Corporation and Warner-Lambert
                       Company, dated as of May 25, 1993 ..............................................         (2)
       10.12A      --  Amendment to Agreement to Purchase Stock between Neurex Corporation
                       and Warner-Lambert Company, dated September 13, 1995............................         (7)+
        10.13      --  License and Supply Agreement between Neurex Corporation and SmithKline
                       Beecham Corporation, dated April 5, 1994 .......................................         (3)
        10.14      --  Investment Agreement between Neurex Corporation and Medtronic, Inc., dated
                       April 21, 1994 .................................................................         (4)+
       10.14A      --  Development and License Agreement between Neurex Corporation and
                       Medtronic, Inc., dated April 21, 1994 ..........................................         (4)+
       10.14B      --  Amendment to Development and License Agreement between Neurex
                       Corporation and Medtronic, Inc., dated August 3, 1995...........................         (7)+
       10.14C      --  Investment Agreement between Neurex Corporation and Medtronic, Inc., dated
                       August 3, 1995 .................................................................         (7)+
    10.14C(1)      --  Warrant A issued by the Company to Medtronic, Inc., dated August 3, 1995                  *
    10.14C(2)      --  Agreement as to Alternative Dispute Resolution between the Company and
                       Medtronic, Inc., dated August 3, 1995 ..........................................          *
    10.14C(3)      --  Convertible Promissory Note issued by the Company to Medtronic, Inc., dated
                       August 3, 1995 (as amended to include certain portions previously redacted).....          *+
    10.14C(4)      --  Security Agreement between the Company and Medtronic, Inc., dated
                       August 3, 1995 (as amended to include certain portions previously redacted).....          *+
    10.14C(5)      --  Warrant B issued by the Company to Medtronic, Inc. dated October 16, 1995.......          *
    10.14C(6)      --  Disclosure Schedules relating to Investment Agreement between the Company and Medtronic, Inc., dated August 3, 1995 (as amended to include certain portions
                       previously redacted) ...........................................................          *+
    10.14C(7)      --  Exhibit G to Investment Agreement between the Company and Medtronic, Inc.                 *+
        10.15      --  Agreement and Plan of Reorganization between Neurex Corporation and Creagen,
                       Inc., dated July 8, 1994 .......................................................         (5)
        10.16      --  Collaboration Agreement between Creagen, Inc. and Vascular Laboratories, Inc.,
                       dated July 8, 1994 .............................................................         (3)+
        10.17      --  Option Agreement between Creagen, Inc. and New England Deaconess Hospital,
                       dated July 8, 1994 .............................................................         (6)+
        10.18      --  Promissory Note issued by Roberto Crea, Ph.D. to Neurex Corporation, dated
                       August 6, 1994 .................................................................         (3)
        10.19      --  Development Agreement among Neurex Corporation, Abbott Laboratories and
                       Warner-Lambert Company, dated October 4, 1994 ..................................         (3)+
        10.20      --  Cost sharing agreement between Neurex Corporation and Warner-Lambert
                       Company, dated October 4, 1994 .................................................         (3)
        10.21      --  CORLOPAM Consultant Agreement between Neurex Corporation and Plexus
                       Ventures, Inc., dated January 1, 1995, as amended October 25, 1995..............          *
        10.22      --  Consultant Agreement between Neurex Corporation and Plexus Ventures, Inc.,
                       dated July 18, 1996, involving business development in Asia.....................          *
        10.23      --  Systematic Stock Sales Program, adopted July 11, 1996...........................         (9)
       10.23A      --  Amendment to Systematic Stock Sales Program, dated August 19,1996...............         (10)
        10.24      --  Promissory Note issued by John M. Ames to Neurex Corporation, dated  August
                       20, 1996........................................................................          *
        10.25      --  Promissory Note issued by John M. Ames to Neurex Corporation, dated August
                       20, 1996........................................................................          *
        10.26      --  Form Indemnification Agreement between Neurex Corporation and its officers,
                       directors and agents............................................................         (9)
        10.27      --  License and Supply Agreement between Neurex Corporation and Beaufour Ipsen,
                       dated November 11, 1996.........................................................          *+
        10.28      --  Manufacturing and Supply Agreement Neurex Corporation and Mallinckrodt
                       Chemicals, Inc., dated October 24, 1996 ........................................          *+
        10.29      --  Lease Agreement between Neurex Corporation and WVP Income Plus III, at 4040
                       Campbell Avenue, Menlo Park, California, dated December 12, 1996................          *
           22      --  List of Subsidiaries ...........................................................          *
           23      --  Consent of Ernst & Young LLP, Independent Auditors..............................          **
         27.1          1997 Financial Data Schedule....................................................          **
         27.2          1996 Financial Data Schedule....................................................          **
         27.3          1995 Financial Data Schedule....................................................          **
           28      --  Press release announcing the resignation of John M. Ames as Chief Financial
                       Officer and Vice-President and the appointment of Bradford M. Wait as Chief
                       Financial Officer...............................................................          *





==========

    *    Filed previously
   **    Filed herewith
    + Confidential treatment of certain portions of these agreements has been granted by the Securities and Exchange Commission.


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

(9) Incorporated by reference from the Company's Report on Form 8-K dated July 26, 1996.

(10)Incorporated by reference from the Company's Report on Form 8-K dated September 12, 1996.


(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEUREX CORPORATION


                           By        /s/ Paul Goddard
                                    -------------------------------------------
                                     Paul Goddard, Ph.D.
                                     Chairman of the Board,
                                     Chief Executive Officer and Director
                                     (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
         Date                                        Title & Signature
       3/23/1998           By        /s/ Paul Goddard
                                    -------------------------------------------
                                     Paul Goddard, Ph.D.

                                     Chairman of the Board,
                                     Chief Executive Officer and Director

                                     (Principal Executive Officer)
       3/23/1998            By        /s/ Thomas L. Barton
                                    -------------------------------------------
                                     Thomas L. Barton
                                     General Counsel, Secretary and Director

      3/23/1998            By        /s/ David L. Anderson
                                    -------------------------------------------
                                     David L. Anderson
                                     Director

      3/23/1998            By        /s/ John F. Chappell
                                    -------------------------------------------
                                     John F. Chappell
                                     Director

      3/23/1998            By        /s/ John Glynn
                                    -------------------------------------------
                                     John Glynn
                                     Director

     3/23/1998             By        /s/ Howard E. Greene, Jr.
                                    -------------------------------------------
                                     Howard E. Greene, Jr.
                                     Director

     3/23/1998            By        /s/ Raymond C. Egan
                                    -------------------------------------------
                                     Raymond C. Egan
                                     Director

     3/23/98               By        /s/ Gerard N. Burrow
                                    -------------------------------------------
                                     Gerard N. Burrow, M.D.
                                     Director

     3/23/1998             By        /s/ Robert Luther
                                    -------------------------------------------
                                     Robert Luther, M.D.
                                     Executive Vice President Development and
                                     Director

     3/23/1998             By        /s/ John Varian
                                    -------------------------------------------
                                     John Varian
                                     Vice President Finance and Administration
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)