Form 10-Q/A
period 1998-03-31
NEUREX CORP/DE
filed 1998-06-22
CIK 884065

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                  FORM 10-Q/A

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                         COMMISSION FILE NUMBER 0-19874

                                   ----------

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

                                   ----------

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

This report on Form 10-Q contains 15 pages.

================================================================================

                               NEUREX CORPORATION

                                      INDEX


                                                                                       PAGE
 ITEM                           PART I. FINANCIAL INFORMATION                         NUMBER
                                                                                   ------------
  1.   Financial Statements (unaudited):

       a.  Condensed Consolidated Balance Sheets - March 31, 1998 and December 31,       3
           1997....................................................................

       b.  Condensed Consolidated Statements of Operations - Three Months Ended
           March 31,  1998 and 1997................................................      4

       c.  Condensed Consolidated Statements of Cash Flows - Three Months Ended
           March 31, 1998 and 1997.................................................      5

       d.  Notes to Condensed Consolidated Financial Statements....................     6-7


  2.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations..............................................................     8-9


                                 PART II. OTHER INFORMATION

  1.   Legal Proceedings...........................................................     10

  2.   Changes in Securities.......................................................     10

  3.   Defaults Upon Senior Securities.............................................     10

  4.   Submission of Matters to a Vote of Security Holders.........................     10

  5.   Other Information...........................................................     10

  6.   Exhibits and Reports on Form 8-K............................................     10

       Signatures..................................................................     11

                         PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                               NEUREX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                     ASSETS

                                                                      MARCH 31,         DECEMBER 31,
                                                                         1998               1997
                                                                     ------------       ------------
Current assets:
  Cash and cash equivalents ...................................      $      3,324       $     11,297
  Short-term investments ......................................            43,119             46,121
  Trade receivables, net ......................................             1,990                 --
  Other current assets ........................................               460                277
                                                                     ------------       ------------
    Total current assets ......................................            48,893             57,695
Property and equipment, net ...................................             2,808              2,806
Notes receivable from officers ................................                88                 94
Other assets, net .............................................                67                 69
                                                                     ------------       ------------
                                                                     $     51,856       $     60,664
                                                                     ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................      $      2,924       $      1,912
  Accrued wages and benefits ..................................               632                691
  Accrued clinical and preclinical testing ....................             5,456              5,374
  Other accrued liabilities ...................................             1,049                749
  Prepaid milestone repayable to Medtronic, Inc.,
   a stockholder ..............................................             1,921              1,870
  Deferred revenue ............................................             1,000              1,000
  Current portion of capital lease obligations ................               159                178
                                                                     ------------       ------------
    Total current liabilities .................................            13,141             11,774
Long-term capital lease obligations ...........................                69                114
Commitments
Stockholders' equity:
  Convertible preferred stock,  $.01 par value; authorized:
    15,000,000 shares; none outstanding .......................                --                 --
  Common stock, $.01 par value; authorized: 45,000,000
    shares; issued and outstanding: 22,355,570 shares at
    March 31, 1998 and  22,239,267 shares at
     December 31, 1997 ........................................               224                222
  Additional paid-in capital ..................................           156,700            156,299
  Deferred compensation .......................................                --                 (5)
  Shareholder receivable ......................................                (1)               (48)
  Unrealized loss on investments ..............................               (29)                (1)
  Accumulated deficit .........................................          (118,248)          (107,691)
                                                                     ------------       ------------
    Total stockholders' equity ................................            38,646             48,776
                                                                     ------------       ------------
                                                                     $     51,856       $     60,664
                                                                     ============       ============

                             See accompanying notes.

                               NEUREX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                     --------------------------
                                                       1998               1997
                                                     --------            ------
Revenues:
  Product sales, net .......................         $  2,100               $--
  Revenues from collaborative
     agreements and grants:
     Related parties .......................              292               427
     Other .................................               --                11
                                                     --------          --------
    Total revenues .........................            2,392               438

Costs and expenses:
     Cost of sales .........................              234                --
     Research and development ..............            8,826             7,608
     Selling, general and
        administrative .....................            4,637             1,509
                                                     --------          --------
          Total costs and expenses .........           13,697             9,117
                                                     --------          --------
Loss from operations .......................          (11,305)           (8,679)
Interest income, net .......................              748             1,037
                                                     --------          --------
Net loss ...................................         $(10,557)         $ (7,642)
                                                     ========          ========
Basic and diluted net loss per
    share ..................................         $  (0.47)            (0.35)
                                                     ========          ========
Shares used in computing
    basic and diluted net loss per
    common share ...........................           22,337            22,078


                             See accompanying notes.

                               NEUREX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            ------------------------------
                                                                 1998           1997
                                                              --------       --------
Cash flows used for operating activities:
  Net loss .............................................      $(10,557)      $ (7,642)

    Adjustments to reconcile net loss to net cash used
    for operating activities:
        Depreciation and amortization ..................           247            146
        Noncash expenses from stock, debt and warrant
        issuances ......................................            12             38

    Changes in assets and liabilities:
        Current assets .................................        (2,167)            16
        Current liabilities ............................         1,297           (349)
        Accrued clinical and preclinical testing .......            82          2,117
                                                              --------       --------
       Net cash used for operating activities .........       (11,086)        (5,676)

Cash flows from investing activities:
  Purchase of property and equipment ...................          (248)          (428)
  Purchases of short-term investments ..................       (30,861)       (66,344)
  Sales and maturities of short-term investments .......        33,835         57,481
                                                              --------       --------
        Net cash provided by (used for) investing
        activities .....................................         2,726         (9,290)
Cash flows from financing activities:
  Sales of common stock ................................           451            131
  Payments of capital lease obligations ................           (64)           (53)
                                                              --------       --------
        Net cash provided by financing activities ......           387             78
                                                              --------       --------
Net decrease in cash and cash equivalents ..............        (7,973)       (14,888)
Cash and cash equivalents at beginning of period .......        11,297         40,552
                                                              --------       --------
Cash and cash equivalents at end of period .............         3,324         25,664
Short-term investments at end of period ................        43,119         55,489
                                                              --------       --------
Cash, cash equivalents and short-term investments at end
of period ..............................................      $ 46,443       $ 81,153
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



Date:   June 12, 1998                Neurex Corporation
        ----------------------




By:     /S/ JOHN VARIAN
        ------------------------------------
        John Varian
        Vice President and Chief
        Financial Officer
        (Principal Financial and
        Accounting Officer and Duly
        Authorized Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
   27               Financial Data Schedule for the period ending March 31, 1998.

   27.1             Financial Data Schedule for the period ending March 31, 1997.

   27.2             Financial Data Schedule for the period ending March 31, 1996.