Form 10-Q
period 1998-06-30
NEUREX CORP/DE
filed 1998-08-10
CIK 884065

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D. C. 20549

                       -----------------------------------

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       -----------------------------------

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 0-19874

                       -----------------------------------

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

                       -----------------------------------

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

         THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT JULY 30, 1998 WAS 23,307,502 SHARES.

This report on Form 10-Q contains 16 pages.

================================================================================

                               NEUREX CORPORATION

                                      INDEX


                                                                                                           PAGE
 ITEM                                     PART I. FINANCIAL INFORMATION                                   NUMBER
                                                                                                      ---------------
  1.    Financial Statements (unaudited):

        a.   Condensed Consolidated Balance Sheets - June 30, 1998 and December 31, 1997.............       3

        b.   Condensed Consolidated Statements of Operations - Three and six Months Ended June
             30, 1998 and 1997.......................................................................       4

        c.   Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 1998 and
             1997....................................................................................       5

        d.   Notes to Condensed Consolidated Financial Statements....................................      6-8


  2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..............................................................................      9-11


                                         PART II. OTHER INFORMATION

  1.    Legal Proceedings............................................................................       12

  2.    Changes in Securities........................................................................       12

  3.    Defaults Upon Senior Securities..............................................................       12

  4.    Submission of Matters to a Vote of Security Holders..........................................       12

  5.    Other Information............................................................................       12

  6.    Exhibits and Reports on Form 8-K.............................................................       12

        Signatures...................................................................................       13

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               NEUREX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                     ASSETS

                                                                                     JUNE 30,            DECEMBER 31,
                                                                                       1998                 1997
                                                                                    ------------         ------------
Current assets:
   Cash and cash equivalents ...............................................        $     18,241         $     11,297
   Short-term investments ..................................................              22,022               46,121
   Trade receivables, net ..................................................                 869                   --
   Other current assets ....................................................               1,823                  277
                                                                                    ------------         ------------
     Total current assets ..................................................              42,955               57,695
Property and equipment, net ................................................               3,517                2,806
Notes receivable from officers .............................................                 180                   94
Other assets, net ..........................................................                  66                   69
                                                                                    ------------         ------------
                                                                                    $     46,718         $     60,664
                                                                                    ============         ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................        $      2,485         $      1,912
   Accrued wages and benefits ..............................................                 830                  691
   Accrued clinical and preclinical testing ................................               5,494                5,374
   Other accrued liabilities ...............................................               1,246                  749
   Prepaid milestone repayable to Medtronic, Inc., a stockholder ...........               1,971                1,870
   Deferred revenue ........................................................               1,000                1,000
   Current portion of capital lease obligations ............................                 157                  178
                                                                                    ------------         ------------
     Total current liabilities .............................................              13,183               11,774
Long-term capital lease obligations ........................................                  30                  114
Commitments
Stockholders' equity:
   Convertible preferred stock, $ .01 par value; authorized: ...............
    15,000,000 shares; none outstanding ....................................                  --                   --
   Common stock, $ .01 par value; authorized:  45,000,000 shares; issued and outstanding: 23,286,414 shares at June 30, 1998 and 22,239,267
      shares at December 31, 1997 ..........................................                 233                  222
   Additional paid-in capital ..............................................             161,507              156,299
   Deferred compensation ...................................................                  --                   (5)
   Shareholder receivable ..................................................                  --                  (48)
   Unrealized loss on investments ..........................................                 (13)                  (1)
   Accumulated deficit .....................................................            (128,222)            (107,691)
                                                                                    ------------         ------------
     Total stockholders' equity ............................................              33,505               48,776
                                                                                    ------------         ------------
                                                                                    $     46,718         $     60,664
                                                                                    ============         ============



                             See accompanying notes.

                               NEUREX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      JUNE 30,                          JUNE 30,
                                              -------------------------         -------------------------
                                                1998             1997             1998             1997
                                              --------         --------         --------         --------
Revenues:
  Product sales, net .................        $  1,177         $     --         $  3,277         $     --
  Revenues from collaborative
     agreements and grants:
     Related parties .................             430              379              722              806
     Other ...........................              --               10               --               20
                                              --------         --------         --------         --------
          Total revenues .............           1,607              389            3,999              826

Costs and expenses:
     Cost of sales ...................              97               --              331               --
     Research and development ........           7,458            5,865           16,284           13,441
     Selling, general and
        administrative ...............           4,438            1,616            9,075            3,156
                                              --------         --------         --------         --------
          Total costs and expenses ...          11,993            7,481           25,690           16,597
                                              --------         --------         --------         --------
Loss from operations .................         (10,386)          (7,092)         (21,691)         (15,771)
Interest income, net .................             412            1,033            1,160            2,071
                                              --------         --------         --------         --------
Net loss .............................        $ (9,974)        $ (6,059)        $(20,531)        $(13,700)
                                              ========         ========         ========         ========
Basic and diluted net loss per
  share ..............................        $  (0.44)        $  (0.27)        $  (0.91)        $  (0.62)
                                              ========         ========         ========         ========
Shares used in computing basic and
  diluted net loss per share .........          22,619           22,122           22,491           22,101



                             See accompanying notes.

                               NEUREX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                             ---------------------------
                                                                               1998               1997
                                                                             ---------         ---------
Cash flows used for operating activities:
   Net loss .........................................................        $ (20,531)        $ (13,700)
     Adjustments to reconcile net loss to net cash used for operating activities:
        Depreciation and amortization ...............................              509               308
        Noncash expenses from stock, debt and warrant issuances .....               18                52
     Changes in assets and liabilities:
        Current assets ..............................................           (2,500)               12
        Current liabilities .........................................            1,298              (647)
        Accrued clinical and preclinical testing ....................              120             2,167
                                                                             ---------         ---------
         Net cash used for operating activities .....................          (21,086)          (11,808)
Cash flows from investing activities:
   Purchase of property and equipment ...............................           (1,218)             (686)
   Purchases of short-term investments ..............................          (50,062)         (143,389)
   Sales and maturities of short-term investments ...................           74,148           135,832
                                                                             ---------         ---------
         Net cash provided by (used for) investing activities .......           22,868            (8,243)
Cash flows from financing activities:
   Sales of common stock ............................................            5,267               345
   Payments of capital lease obligations ............................             (105)             (107)
                                                                             ---------         ---------
         Net cash provided by financing activities ..................            5,162               238
                                                                             ---------         ---------
Net increase (decrease) in cash and cash equivalents ................            6,944           (19,813)
Cash and cash equivalents at beginning of period ....................           11,297            40,552
                                                                             ---------         ---------
Cash and cash equivalents at end of period ..........................           18,241            20,739
Short-term investments at end of period .............................           22,022            54,252
                                                                             ---------         ---------
Cash, cash equivalents and short-term investments at
 end of period ......................................................        $  40,263         $  74,991
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

         Proposed Merger

         On April 30, 1998, the Company announced that it had signed a definitive merger agreement with Elan Corporation, plc ("Elan") pursuant to which a wholly-owned subsidiary of Elan will merge with and into the Company. The Company shall survive the merger and become a wholly-owned subsidiary of Elan. Under the terms of the agreement, each share of the Company's common stock will be exchanged for 0.51 of an Elan American Depository Share (the "Exchange Ratio"). Certain outstanding options and rights to purchase the Company's common stock will be assumed by Elan and will become an option or right to purchase Elan American Depository Shares, with appropriate adjustments to the number of shares issuable thereunder and the exercise price thereof based on the Exchange Ratio. The merger has been approved by the boards of directors of the Company and Elan, but is still subject to approval by the stockholders of the Company at a special meeting of the stockholders to be held August 11, 1998, at the Company's headquarters in Menlo Park, California. In addition, on June 25, 1998, the Company announced that various customary conditions to closing of the merger, including, but not limited to, expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the required clearance of the Merger by the Minister for Enterprise, Trade and Employment of Ireland under the Mergers, Takeovers and Monopolies (Control) Act of 1978, as amended, had been satisfactorily met.

         Principles of consolidation

         The consolidated financial statements include the accounts of Neurex and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

         Interim financial statements

         The balance sheet at December 31, 1997 has been derived from audited financial statements at that date. The information at June 30, 1998, and for the three and six month periods ended June 30, 1998 and 1997, is unaudited, but in the Company's opinion, the accompanying condensed interim financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

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

         Revenue Recognition

         The Company recognizes product sales revenue at the time product is shipped. Provisions are made for estimated product returns, cash discounts and government discounts and rebates. Revenues recognized under the Company's collaborative agreements, license and supply agreements and government grants are recorded as earned based upon performance requirements of the contracts. Payments received in advance under these agreements are recorded as deferred revenues until earned.

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

         As of January 1, 1998, the Company adopted Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income or loss and its components. The adoption of this Statement had no impact on the Company's net loss or stockholders' equity. Statement 130 requires unrealized gains and losses on the Company's available-for-sale securities, deferred compensation and foreign currency translation adjustments, if any, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. During the six month period ended June 30, 1998 and 1997, the total comprehensive loss amounted to $20,544,000 and $13,706,000, respectively.

2.       AVAILABLE-FOR-SALE SECURITIES

         The Company's debt securities including $22,022,000 classified as short-term investments are available-for-sale and consist primarily of U.S. Treasury Notes and other U.S. government securities of $8,556,000 and corporate debt securities of $27,977,000 on June 30, 1998. The gross realized gains and losses on sales of available-for-sale securities were insignificant in the six months ended June 30, 1998.


3.       RELATED PARTY TRANSACTIONS

         During April 1998, the Company loaned $100,000 to an officer of the Company to aid in the relocation of his residence. The first note totaling $75,000 and bearing an interest rate of 5.50% per annum, will be forgiven as compensation expense to the officer at a rate of 33% per year pending the officer's continued employment by the Company. The additional note of $25,000 bears interest at 6.55% per annum and is due in full on April 15, 2001, or immediately if the officer's employment with the Company is terminated by him or by the Company with cause. Both notes receivable are secured by the officer's primary residence.

4.       PREPAID MILESTONE REPAYABLE TO MEDTRONIC, INC.

         The Company's note payable and accrued interest to Medtronic, resulting from a prepaid milestone, was originally due and payable on April 30, 1998. Under an amendment to the agreement, the terms of this milestone were revised such that the revised milestone payment if not earned, will be repayable on March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Since commencement of operations in October 1986, Neurex has devoted the majority of its resources to its research and development programs. The Company has been unprofitable since inception and expects to incur significant and increasing losses over at least the next few years in order to continue clinical development and to commercialize its products. As of June 30, 1998, the Company's cumulative net loss was $128,222,000. The Company's principal sources of working capital have been public and private equity financings, convertible notes payable, milestone and other payments from collaborative research and development agreements, license fees, interest income, lease financings, research grants and product sales of CORLOPAM(R).

         The Company's business is subject to significant risks, including but not limited to the success of its research, development, commercialization, product acceptance and capital raising efforts, uncertainties associated with obtaining and enforcing patents important to the Company's business, the lengthy and expensive regulatory process, and possible competition from other products. Even if the Company's products appear promising at an early stage of development, they may not reach the market for a number of reasons. Such reasons include, but are not limited to, the possibilities that the potential products will be found ineffective during clinical trials, fail to receive the necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical to market or be precluded from commercialization by the proprietary rights of third parties. Additional expenses, delays and losses of opportunities that may arise out of these and other risks could have a material adverse impact on the Company's financial condition, results of operations and cash flows.

         On April 30, 1998, the Company announced that it had signed a definitive merger agreement with Elan Corporation, plc ("Elan") pursuant to which a wholly-owned subsidiary of Elan will merge with and into the Company. The Company shall survive the merger and become a wholly-owned subsidiary of Elan. Under the terms of the agreement, each share of the Company's common stock will be exchanged for 0.51 of an Elan American Depository Share (the "Exchange Ratio"). Certain outstanding options and rights to purchase the Company's common stock will be assumed by Elan and will become an option or right to purchase Elan American Depository Shares, with appropriate adjustments to the number of shares issuable thereunder and the exercise price thereof based on the Exchange Ratio. The merger has been approved by the boards of directors of the Company and Elan, but is still subject to approval by the stockholders of the Company at a special meeting of the stockholders to be held August 11, 1998, at the Company's headquarters in Menlo Park, California. In addition, on June 25, 1998, the Company announced that various customary conditions to closing of the merger, including, but not limited to, expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the required clearance of the Merger by the Minister for Enterprise, Trade and Employment of Ireland under the Mergers, Takeovers and Monopolies (Control) Act of 1978, as amended, had been satisfactorily met.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997

         Revenues were $1,607,000 and $389,000 for the three months ended June 30, 1998 and 1997, respectively. Revenues in 1998 consisted primarily of CORLOPAM(R) product sales totaling $1,177,000 in the United States. The product sales for the 1998 period reflect the second quarter of CORLOPAM product sales since the Food & Drug Administration's ("FDA") approval of this drug on September 23, 1997. Revenues in 1997 consisted primarily of expense reimbursements from a related party and included no product sales of CORLOPAM.

         Research and Development expenses increased by $1,593,000 or 27%, to $7,458,000 for the three months ended June 30, 1998, compared to $5,865,000 in the earlier period. The increase was due primarily to increased activities for the Company's preparation of the New Drug Application ("NDA") for ziconotide for the treatment of chronic pain. The Company expects research and development expenses to increase significantly over the next several years.

         Selling, general and administrative expenses were $4,438,000 and $1,616,000 for the three months ended June 30, 1998, and 1997, respectively, representing an increase of 175%. This increase is attributable primarily to increased selling and marketing activities for CORLOPAM(R) in the United States, as well as employment of a field sales force. The Company expects selling, general and administrative expenses to continue to increase over the next several years.

         Net interest income decreased to $412,000 for the three months ended June 30, 1998, compared to $1,033,000 in the earlier period. The decrease in net interest income was due to a decrease in cash available for investments as the result of funding the Company's operating loss.


Six Months Ended June 30, 1998 and 1997

         Revenues were $3,999,000 and $826,000 for the six months ended June 30, 1998 and 1997, respectively. Revenues in 1998 consisted primarily of CORLOPAM(R) product sales totaling $3,277,000 in the United States. The product sales for the 1998 period reflect the first six month period of CORLOPAM(R) product sales since the FDA's approval of this drug on September 23, 1997. Revenues in 1997 consisted primarily of expense reimbursements from a related party and included no product sales of CORLOPAM(R).

         Research and Development expenses increased by $2,843,000 or 21%, to $16,284,000 for the six months ended June 30, 1998, compared to $13,441,000 in the earlier period. The increase was due primarily to increased Phase III clinical study expenses of ziconotide for chronic pain, the Company's preparation of the ziconotide NDA and employment related expenses. The Company expects research and development expenses to increase significantly over the next several years.

         Selling, general and administrative expenses were $9,075,000 and $3,156,000 for the six months ended June 30, 1998, and 1997, respectively, representing an increase of 188%. This increase is attributable primarily to increased selling and marketing development activities for the January 1998 launch of CORLOPAM(R) in the United States, as well as employment of a field sales force. The Company expects selling, general and administrative expenses to continue to increase over the next several years.

         Net interest income decreased to $1,160,000 for the six months ended June 30, 1998, compared to $2,071,000 in the earlier period. The decrease in net interest income was due to a decrease in cash available for investments as the result of funding the Company's operating loss.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1998, cash expenditures for operating activities and additions to capital equipment were $22,304,000. The Company anticipates that these expenditures will increase significantly in future periods.

         The Company had available cash, cash equivalents and short-term investments of $40,263,000 at June 30, 1998. Cash in excess of immediate requirements is invested according to the Company's investment policy, which provides guidelines with regard to liquidity and return and, wherever possible, seeks to minimize the potential effects of concentration and degrees of risk.

         The Company expects to continue to incur substantial additional operating losses from costs related to the CORLOPAM(R) commercial product launch activities and the continuation and expansion of research and development, including clinical studies and increased administrative activities over at least the next few years. The Company anticipates that its existing capital resources supplemented by net product revenues and interest earned thereon will enable it to maintain its current and planned operations through the foreseeable future. However, the Company's requirements may change depending on numerous factors, including, but not limited to, the research and development programs, the results of clinical studies, the number and nature of the indications the Company pursues in clinical studies, the timing of domestic and foreign regulatory approvals, technological advances, determinations as to the commercial potential of the Company's products and the status of competitive products. In addition, expenditures will be dependent on the establishment of collaborative relationships with other companies, the availability of financing and other factors. The Company plans to continue to fund its short and long-term operations using a combination of public and private equity and debt offerings, payments from the licensing, sublicensing and sales of its intellectual property rights and sales of CORLOPAM(R). If such funds are not obtained, the Company may need to delay or curtail some of its research and development activities. The Company believes , however, that this concern will be eliminated if the Merger with Elan is consummated.

                           PART II - OTHER INFORMATION

                               NEUREX CORPORATION


1.       LEGAL PROCEEDINGS

                  None.

2.       CHANGES IN SECURITIES

                  None.

3.       DEFAULTS UPON SENIOR SECURITIES

                  None.

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

5.       OTHER INFORMATION

                  None.

6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

                        Exhibit 27   Financial Data Schedule

                  (b)  Reports on Form 8-K

                       1. On April 30, 1998, the Company filed with the Commission a Current Report on Form 8-K to report the merger transaction with Elan Corporation, plc. A copy of the Merger Agreement was filed as an exhibit to the Form 8-K.

                       2. On July 22, 1998, the Company filed with the Commission a Current Report on Form 8-K to report that a purported class action lawsuit had been filed against the Company, its Board of Directors and certain of its officers alleging, among other things that the consideration the Company's shareholders will receive upon consummation of the merger transaction between the Company and Elan Corporation, plc is inadequate.

                               NEUREX CORPORATION

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 7, 1998                      Neurex Corporation
         ----------------------------




By:      /S/ JOHN VARIAN
         --------------------------------------------
         John Varian
         Vice President and Chief
         Financial Officer (Principal
         Financial and Accounting Officer and Duly
         Authorized Officer)

                               INDEX TO EXHIBITS


   Exhibit
    Number                    Description
    ------                    -----------
     27                       Financial Data Schedule

     27.1                     Restated Financial Data Schedule - June 30, 1997

     27.2                     Restated Financial Data Schedule - June 30, 1996